Form 10-K
AMERICANA HOTELS & REALTY CORP
filed 1995-03-29
CIK 356959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For fiscal year ended December 31, 1994      Commission file Number 1-8431

                                  ------------

                    AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

        MARYLAND                                            36-3163723
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  535 Boylston Street, Boston, MA                              02116
(Address of principal executive office)                      (Zip Code)

        Registrant's telephone number, including area code - (617) 247-3358

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                              on which registered
Common Stock, $1.00 par value                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   YES  [X]     NO  [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant outstanding as of March 1, 1995 based on the closing price on the New York Stock Exchange was $19,573,125.

The number of shares of common stock outstanding as of March 1, 1995 was 6,524,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement for the 1994 Annual Meeting of stockholders are incorporated by reference in Parts I and III hereof. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's year ended December 31, 1994.

     Page 1 of 31                Exhibit index located at page 25.

                    AMERICANA HOTELS AND REALTY CORPORATION
                          1994 FORM 10-K ANNUAL REPORT
                               Table of Contents


                                 PART I

                                                                           PAGE

Item  1. Business ..........................................................   3
Item  2. Properties ........................................................   7
Item  3. Legal Proceedings .................................................   7
Item  4. Submission Of Matters To a Vote Of Security
            Holders ........................................................   7

                                PART II

Item  5. Market For Registrant's Common
            Equity and Related Stockholder Matters ........................    8
Item  6. Selected Financial Data ..........................................    8
Item  7. Management's Discussion and Analysis Of
            Financial Condition and Results Of Operations .................    9
Item  8. Financial Statements and Supplementary Data ......................   11
Item  9. Changes In and Disagreements with Accountants
            On Accounting and Financial Disclosure ........................   22

                               PART III

Item 10. Directors and Executive Officers of
            The Registrant ................................................   23
Item 11. Executive Compensation ...........................................   24
Item 12. Security Ownership of Certain Beneficial
            Owners and Management .........................................   24
Item 13. Certain Relationships and Related Transactions ...................   24

                                PART IV

Item 14. Exhibits, Financial Statement Schedules
            and Reports On Form 8-K .......................................   25


                                   SIGNATURES

                                     PART I

                                ITEM 1. BUSINESS
General

Americana Hotels and Realty Corporation ("AHRC" or the "Corporation") was incorporated under the laws of the State of Maryland in December 1981. The Corporation's principal business objective was investing in hotels, resorts, and other facilities in the accommodations field. The Corporation has qualified as a Real Estate Investment Trust (a "REIT") under Sections 856-860 of the Internal Revenue Code since its inception.

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation (the "Plan of Liquidation") whereby all the remaining investments held by the Corporation would be disposed of and the proceeds distributed to stockholders in complete liquidation of the Corporation. Consistent with the Plan, the Corporation proceeded to dispose of its investments and has made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, and $0.75 per share on April 7, 1992. As of December 31, 1994, the Corporation's remaining real estate investments consist of ownership interests in two non-operating hotel properties acquired by foreclosure, one of which was sold in February, 1995, and a restructured first mortgage loan. The Corporation is actively pursuing transactions for the disposition of these remaining investments.

Pursuant to an advisory agreement, Americana Corporation (the Advisor"), advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, subject to the supervision of the Corporation's Board of Directors. The advisory agreement is more fully described herein under "Business-Advisory Agreement".

History

The Corporation commenced operations in November 1982 when it received approximately $112 million in proceeds of a public offering of its common shares. The Corporation was sponsored by Americana Hotels Corporation ("AHC"), a privately owned company. Using the proceeds of the public offering, the Corporation provided long term mortgages with equity participations on 21 hotels which were managed, and through subsidiaries or affiliates were owned in whole or in part by AHC.

Toward the end of 1985 it became apparent that the operating results of the hotel properties in which the Corporation had invested had dramatically worsened. In addition to these adverse developments and other developments separate and apart from its arrangement with the Corporation, AHC informed the Corporation that, except on an interim basis in order to permit the phasing in of a new investment advisor and new hotel managers, AHC did not intend to continue to act as the Corporation's investment advisor or continue to manage the hotel properties in which the Corporation had invested.

To respond to these events, the Board of Directors of the Corporation and AHC developed a Restructuring Plan in February 1986. The Restructuring Plan called for termination of the relationship with AHC and its affiliates and the creation of new advisory arrangements. The Restructuring Plan also called for the disposition or restructuring of the ownership and management of the hotel properties in which the Corporation had investments. Several properties were authorized for sale, with the

Corporation's net proceeds from the dispositions to be used to repay bank borrowings and renovate the hotels to be retained. Thus, it was anticipated that at the completion of the renovation phase of the Restructuring Plan, the Corporation would have a significantly smaller portfolio of investments, but of a higher quality and with improved earnings potential.

Under the Restructuring Plan, during 1986 and 1987 the Corporation disposed of or restructured all of its hotel investments, with total net losses of approximately $16.5 million charged to the Investment Loss Reserve. At the end of 1987 the Corporation held 12 hotel investments, three owned subject to a lease, three acquired by deed in lieu of foreclosure, three short-term mortgages, and three land leaseback/mortgage loans subject to a purchase option.

Plan of Disposition of Assets and Liquidation of the Corporation

While progress under the Restructuring Plan had been significant, in early 1988 the Directors initiated a review of alternatives for maximizing stockholder value. The Directors authorized the Plan of Disposition of Assets and Liquidation after it concluded that a program combining the orderly disposition of the investments and subsequent distribution of funds to stockholders was the best way to maximize values for stockholders. The Plan of Disposition of Assets and Liquidation was approved by a vote of the stockholders on June 28, 1988.

Under the Plan of Liquidation, the Corporation sold its ownership interests in three properties during 1988 -- these were properties in Lake Charles, Louisiana; Mt. Laurel, New Jersey; and Springfield, Illinois. During 1989 the Corporation sold its interest in three hotel properties located in Wilmington, North Carolina; Newark, New Jersey; and at the JFK Airport in New York. In 1990, the Corporation received a repayment of its loan on a property in Lake Charles, Louisiana and sold its interest in a property in Lake Buena Vista, Florida; and in 1992 the Corporation sold its interests in the hotel property in Jackson Hole, Wyoming. In 1994, the Corporation received repayment of its second mortgage loan on a hotel property in Wilmington, North Carolina.


Investments in Hotel and Resort Properties

At December 31, 1994 the Corporation's portfolio consisted of investments in the following properties:

Hotel Property        Number       Form of                   Total
 and Location        of Rooms     Investment             Investment(1)

JFK Airport Hilton(2)   330     First mortgage loan      $14,500,000
  JFK Airport, NY

Americana Hotel(3)      482     Foreclosed property        5,000,000
  Kansas City, MO

Canyon Resort Hotel(4)  173     Foreclosed property       12,590,000
  Palm Springs, CA
                                                         $32,090,000

(1) Investment amount is at cost before application of the Investment Loss Reserve balance of $3,770,000 at December 31, 1994.

(2) The first mortgage loan on the JFK Airport Hilton was originally due June 30, 1990, but was not repaid at maturity and the borrower filed for protection under Chapter 11 of the Bankruptcy Code in January, 1992. Since that time, through December, 1994, the Corporation had been in Federal Bankruptcy Court seeking to enforce its mortgage. As of December 31, 1994, the Corporation and the borrower agreed to a Plan of Reorganization, approved by the Bankruptcy Court, which modified some of the terms of the mortgage and reinstated the payment of interest on a current basis. See Notes to Financial Statements for additional information.

(3) The Americana Hotel was acquired by a deed in lieu of foreclosure on April 6, 1987. The hotel has 482 rooms; however, starting in 1993, the property was operated using only 200 rooms. The occupancy rate and average daily room rate for the last three years have been as follows: 1994 = 34% and $33; 1993 = 51% and $38; 1992 (based upon 482 rooms) = 33% and $31. In December, 1994, the hotel closed and the property was sold in February, 1995 at a loss of $2,242,000, which will be charged to the Investment Loss Reserve in the first quarter of 1995.

(4) The Canyon Resort property was acquired by foreclosure on September 19, 1988. The property includes a hotel which has been closed since June, 1987, an operating public golf course and subleases on approximately 500 homesites.


Advisory Agreement

Americana Corporation ("the Advisor") administers the day-to-day operations of the Corporation and provides executive and administrative personnel, office space, and services as may be required in connection with the performance of services for the Corporation. It conducts negotiations with respect to the investments of the Corporation and provides investigation and reports as the Directors may request in formulating and modifying policies of the Corporation with respect to its investments.

The advisory agreement provides that directors, officers, or employees of the Advisor may serve as directors, officers or employees of the Corporation; and that the Advisor or any director, officer, or employee of the Advisor may engage in any other business or render services of any kind to any other entity; and that the Advisor and its affiliates will be indemnified against certain liabilities in connection with the Advisor's performance of its obligations under the advisory agreement. The Corporation's President, George H. Bigelow, and Chief Financial Officer, Morris W. Kellogg, are the shareholders of the Advisor. Of the four Directors of the Corporation, only one, George H. Bigelow, is affiliated with the Advisor.

As part of the Restructuring Plan, the Corporation entered into an advisory agreement with the Advisor, which had an initial term of five years beginning May 9, 1986. This agreement provided for an annual base fee equal to the greater of $800,000 or 10% of adjusted net income as defined. The agreement also provided for an incentive fee equal to 10% of the excess, if any, of net gains over net losses (as defined) from the disposition of specified investments. In connection with the advisory agreement, the Corporation issued to the Advisor options to purchase 1,459,375 shares of its common stock at an initial exercise price of $10.63, which was the average market price of the stock for the 30 days prior to the issuance of options on May 9, 1986. The option exercise price was subsequently reduced by amounts equal to liquidating distributions paid by the Corporation.

As part of the Corporation's Plan of Liquidation, it was anticipated that the Corporation would exercise its termination rights under the advisory agreement and enter into a new advisory agreement with the Advisor which would allow it a lower base fee and more flexibility with regard to the termination of the agreement and the ultimate liquidation of the Corporation. On December 1, 1990, the Corporation exercised such termination rights. The new advisory agreement provided for a base fee initially equal to one-half of the prior base fee, a continuation of the existing 10% incentive fee concerning net gains from property dispositions and a new 15% incentive fee based on proceeds in excess of defined amounts from the sale of properties. In May, 1994, the Corporation increased the advisory fee by $15,000 a month to reflect the additional time and services the Advisor was continuing to provide. The agreement can be terminated upon two months' notice by the Corporation, or six months' notice by the Advisor, and has no provision for payment of termination fees.

Aggregate fees paid to the Advisor were $580,000 in 1994, $512,000 in 1993, and $663,000 in 1992 (comprised of $400,000 base fees and a $263,000 incentive fee related to the disposition of the Snow King Resort in Jackson, Wyoming).


Employees

On December 31, 1994, the Corporation had no employees. The Advisor provides all the executive and administrative personnel required by the Corporation.

Federal Income Tax

The Corporation has elected to qualify as a real estate investment trust ("REIT") under Sections 856-860 (the "REIT Provisions") of the Internal Revenue Code (the "Code"). Under the REIT Provisions a real estate investment trust is generally not subject to Federal income tax with respect to income which it distributes to its stockholders. It is anticipated that the Plan of Liquidation will be carried out in a manner which will allow the Corporation to continue to meet the requirements of the REIT Provisions until the distribution of all its assets to the stockholders.

In order to maintain its status as a REIT the Corporation must, among other things, continue to derive its income from qualified sources and make distributions to the stockholders of substantially all of its income, including gains realized on sales of assets during the liquidation. Moreover, less than 30% of its gross income in each taxable year may be derived from (i) the sale or disposition of real property held for less than four years, other than property designated "foreclosure property" in accordance with the applicable provisions of the Code, (ii) "prohibited transactions," that is, sales of property held primarily for sale to customers in the ordinary course of a trade or business, other than sales of property designated "foreclosure property" in accordance with the applicable provisions of the Code, and (iii) sales of stock or securities held less than six months. Even if the Corporation continues to satisfy the REIT requirements, any net gain from "prohibited transactions" would be subject to tax at the rate of 100%.

While it is expected that the Corporation will continue to qualify under the REIT Provisions for the period prior to the distribution of all its assets to the stockholders, no assurance can be given that the Corporation will not lose or terminate its status under the REIT Provisions as a result of unforeseen circumstances. Should the Corporation lose its status as a REIT, either inadvertently or because the Directors deem such loss to be in the best interests of the Corporation's stockholders, it would be taxable as a corporation for Federal income tax purposes and would be liable for Federal income taxes with respect to its taxable income, beginning with the taxable year in which its qualification under the REIT Provisions was terminated.

Distributions in liquidation will not be dividend income when received by stockholders. Distributions in liquidation are first used to reduce the basis of a stockholder's stock in the Corporation (non-taxable return of capital), with any excess constituting a capital gain if the stock is held as a capital asset. If the sum of all liquidating distributions is less than a stockholder's basis in his stock, the difference will constitute a capital loss. As of December 31, 1994, the Corporation had made liquidating distributions totalling $12.25 per share.


                          ITEM 2. PROPERTIES

The Corporation's assets consist of investments in hotel and resort properties referred to under Item 1 above, to which reference is hereby made for a description of the properties. Also see Notes to Financial Statements, and Schedules XI and XII of the Financial Statement Schedules.


                      ITEM 3. LEGAL PROCEEDINGS

On January 29, 1992, the borrower on the first mortgage loan on the JFK Airport Hilton filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York. As of December 31, 1994, the Corporation and the borrower agreed to a restructuring of the mortgage loan and the Bankruptcy Court has approved the borrower's Plan of Reorganization.

On December 31, 1994 there were no other material pending legal proceedings to which the Corporation was a party or to which any of its investments were subject.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable, as no matter was submitted to the Corporation's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The Corporation's shares of common stock are traded on the New York Stock Exchange under the symbol "AHR". As of February 1, 1995, the number of stockholders known to the Corporation was approximately 1,000. Because a substantial number of stockholders' shares are held in custody, commonly called "Street Name", the Corporation estimates that the total number of individual stockholders is approximately 10,000. The Corporation declared quarterly dividends from commencement of business in 1982 through 1985, and has not declared dividends since 1985. The Corporation paid an initial liquidating distribution of $8.00 on August 1, 1989; a second liquidating distribution of $3.50 on December 14, 1990; and a third liquidating distribution of $0.75 on April 7, 1992. Subsequent to the end of the year, the Corporation paid a fourth liquidating distribution of $.50 on March 6, 1995.

                                         Stock Prices         Liquidating
                                         High     Low        Distributions
        1994
        Quarter Ended:
           March 31...................  $2 7/8  $2 5/8              -
           June 30....................   2-5/8   2-1/4              -
           September 30...............   2-3/4   2-1/2              -
           December 31................   3       2-1/2              -

        1993
        Quarter Ended:
           March 31...................  $2-1/2  $2                  -
           June 30....................   2-1/2   2-1/8              -
           September 30...............   2-3/8   2                  -
           December 31................   2-5/8   2-1/8              -



                        ITEM 6. SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                       1994       1993       1992        1991       1990
Short-Term
  Investments       $ 3,446    $   600    $   400    $  1,000    $ 1,970
Assets              $33,038    $35,062    $35,492    $ 40,463    $42,780
Mortgage
  Loans
  Payable           $ 3,489    $ 3,901    $ 4,276    $  4,617    $ 4,927
Revenues            $ 1,966    $ 1,422    $   534    $    984    $ 6,959
Net Earnings
  (Loss)            $(1,591)   $   324    $ 1,275    $ (1,438)   $ 5,000
Net Earnings
  (Loss)
  Per Share         $  (.24)   $   .05    $   .20    $   (.22)   $   .83
Dividends
  Declared
  Per Share              --         --         --          --         --
Liquidating
  Distributions
  Per Share         $    --    $    --    $   .75    $     --    $  3.50

                      ITEM 7. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a) Liquidity and Capital Resources

   At December 31, 1994 the Corporation had $4,586,000 of cash and short-term investments and had three investments held for disposition. These investments included two properties acquired by foreclosure and one restructured first mortgage loan.

   The Corporation has no material commitments for capital expenditures or renovations to be made on its remaining properties. However, pending the disposition of the two foreclosed properties (Kansas City, Missouri; and Palm Springs, California) funds are needed for operating deficits and maintenance. The Corporation's mortgage loan is on the JFK Hilton Hotel at JFK Airport in New York. The borrower had filed for protection under Chapter 11 of the Bankruptcy Code in 1992 and the loan was in default until December 31, 1994 when the Corporation restructured the loan and agreed to the borrower's Court-approved Reorganization Plan. The Corporation believes it has adequate liquidity available for its foreseeable needs from the anticipated disposition of investments and from resources on hand.

   It is anticipated that the Corporation will continue to make liquidating distributions to Stockholders. However, there can be no assurances when transactions will close to permit such distributions.

b) Results of Operations

   1994 versus 1993

   Results for the year ended December 31, 1994 produced a net loss of $1,591,000 or $(.24) per share, compared to 1993 net earnings of $324,000. The 1994 results were comprised of $409,000 of income from operations and a charge of $2,000,000 for an addition to the Investment Loss Reserve. This additional loss provision reflects both a loss from the sale of the Kansas City property based upon the sale which occurred in February, 1995, resulting in a loss of $2,242,000 which will be charged to the investment loss reserve in the first quarter of 1995, and the anticipated sale of the mortgage loan on the JFK Hilton at a discount from its current carrying value of $14.5 million.

   Interest income in both 1994 and 1993 relates to monthly $150,000 court-mandated payments from the mortgage loan on the JFK Airport Hotel, while in default, and from the loan on a hotel property in Wilmington, North Carolina, which loan was repaid in March, 1994.

   Advisory fees increased in 1994 compared to 1993 due to a change in the advisory agreement's base fee approved in May, 1993.

   The total administrative expenses incurred in 1994 decreased $44,000 compared to 1993 expenses. However, in 1993 $392,000 of administrative expenses incurred were charged to the liquidation reserve, while in 1994 only $15,000 was charged to the reserve. The liquidation reserve was established in 1990 for anticipated expenses of the Corporation's plan of liquidation. The $900,000 remaining balance in the liquidation reserve is currently estimated to be appropriate for the anticipated expenses of the Corporation's ultimate liquidation,and, therefore, all administrative expenses are now being charged to operations instead of to the liquidation reserve.

   Legal Expense increased approximately 13% in 1994 compared to 1993 due to the legal activity, including several court hearings, on the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

   The combined operations from the two foreclosed properties (Palm Springs, California and Kansas City, Missouri) was a loss of approximately $600,000 in 1994 compared to a breakeven in 1993. This net loss was charged to the investment loss reserve and was principally due to significantly increased operating losses at the property in Kansas City, Missouri and a decline in the net earnings from the Palm Springs, California property.

   1993 versus 1992

   Results for the year ended December 31, 1993 produced net earnings of $324,000 or $.05 per share compared to 1992 net earnings of $1,275,000 or $.20 per share, which was comprised of a $425,000 loss from operations and a $1,700,000 gain on the sale of the Snow King Resort in Jackson, Wyoming in March, 1992. The significant improvement in operating results between 1993 and 1992 is principally due to the increase in the monthly court-mandated payments from the JFK Hilton.

   Interest income which relates to the mortgage loans on the JFK Hilton and the Wilmington Hilton increased 235% in 1993 compared to 1992 due to the increased payment from the JFK Hilton ($1,200,000 in 1993 up from $50,000 in 1992) off-set by a 3% reduction in the interest rate on the Wilmington Hilton.

   There was no rental income in 1993 reflecting the sale of the Snow King Resort in March, 1992.

   Actual total administrative costs incurred in 1993 were 18% less than 1992; however, in 1993 less costs were charged to the liquidation reserve and, therefore, administrative expense charged to operations increased in 1993 compared to 1992. Approximately $392,000 of administrative expenses in 1993 and $622,000 in 1992 were charged to the liquidation reserve established in 1990 for anticipated expenses of the Corporation's plan of liquidation.

   Legal expense decreased 11% in 1993 compared to 1992. This expense is principally related to the legal activity and litigation in connection with the JFK Hilton bankruptcy proceedings.

   The operating results from the two foreclosed properties are charged to the Investment Loss Reserve. The Kansas City property had losses of approximately $450,000 in 1993 (compared to $650,000 in 1992) and the Palm Springs property had earnings of approximately $450,000 in 1994 (compared to a loss of approximately $50,000 in 1992).

                                    ITEM 8.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMERICANA HOTELS AND REALTY CORPORATION
                  Index to Financial Statements and Schedules


                                                                            Page

Independent Auditors' Report ..............................................   12

Financial Statements:

        Balance Sheet
                December 31, 1994 and 1993 ................................   13

        Statement of Earnings
                Years ended December 31, 1994, 1993 and 1992 ..............   14

        Statement of Stockholders' Equity
                Years ended December 31, 1994, 1993 and 1992 ..............   15

        Statement of Cash Flows
                Years ended December 31, 1994, 1993 and 1992 ..............   16

        Notes to Financial Statements .....................................   17


Schedules:

        Schedule I, Marketable Securities -- Other Investments ............   26

        Schedule XI, Real Estate and Accumulated Depreciation .............   27

        Schedule XII, Mortgage Loans on Real Estate .......................   29


Other schedules are omitted for the reasons that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




The Directors and Stockholders
Americana Hotels and Realty Corporation:

We have audited the financial statements of Americana Hotels and Realty Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Corporation has adopted a Plan of Disposition of Assets and Liquidation. In connection with the Plan, the Corporation will dispose of its assets, settle its liabilities, distribute the proceeds to its stockholders and dissolve the Corporation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americana Hotels and Realty Corporation as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                 KPMG Peat Marwick  LLP


Boston, Massachusetts
March 6,1995

                    AMERICANA HOTELS AND REALTY CORPORATION
                                 Balance Sheet



                                                 December 31,
                                            1994            1993
ASSETS

Investments held for disposition        $32,090,000     $36,550,000
Less:  Investment loss reserve           (3,770,000)     (2,325,000)
                 Net investments         28,320,000      34,225,000
Cash                                      1,140,000          72,000
Short-term investments, at cost, which
  approximates market                     3,446,000         600,000
Accrued interest receivable                      --          32,000
Other assets                                132,000         133,000
                                        $33,038,000     $35,062,000



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                        $   258,000     $   183,000
Accrued fees and expenses                 1,101,000       1,182,000
Liquidation reserve                         900,000         915,000
Mortgage loan payable                     3,489,000       3,901,000
                                          5,748,000       6,181,000


Stockholders' Equity

Common stock -- $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding            6,524,000       6,524,000
Additional paid-in capital               24,938,000      24,938,000
Accumulated deficit                      (4,172,000)     (2,581,000)
                                         27,290,000      28,881,000
                                        $33,038,000     $35,062,000





See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                             Statement of Earnings


                                                   Year Ended December 31,
                                             1994           1993           1992

Revenues
 Interest income                      $ 1,966,000    $ 1,422,000    $   423,000
 Rental income                                 --             --        111,000
                                        1,966,000      1,422,000        534,000
Expenses
 Depreciation expense                          --             --         30,000
 Advisory fees                            580,000        512,000        400,000
 Administrative expenses:
  Directors' compensation                 199,000        175,000        259,000
  D&O Insurance                           141,000        145,000        158,000
  Shareholder relations                    57,000         69,000         91,000
  Other                                    96,000        148,000        149,000
  Less: Charge to
   Liquidation reserve                    (15,000)      (392,000)      (622,000)
 Legal expenses                           499,000        441,000        494,000
                                        1,557,000      1,098,000        959,000

Earnings (loss) before
  provision for investment
  losses and gain on sale
  of investments                          409,000        324,000       (425,000)
Provision for investment
  losses                                2,000,000             --             --
Gain on sale of investments                    --             --      1,700,000

Net earnings (loss)                   $(1,591,000)   $   324,000    $ 1,275,000

Net earnings (loss)
   per share                          $      (.24)   $       .05    $       .20

Average number of shares
   outstanding                          6,524,000      6,524,000      6,524,000







See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                        Statement of Stockholders' Equity

                                                      Additional
                                Common Stock            Paid-In      Accumulated
                            Shares        Amount        Capital        Deficit

Balance at
 December 31, 1991        6,524,375      6,524,000     29,831,000    (4,180,000)
Liquidating distribution         --             --     (4,893,000)           --
Net Earnings                     --             --             --     1,275,000
Balance at
 December 31, 1992        6,524,375      6,524,000     24,938,000    (2,905,000)
Net Earnings                     --             --             --       324,000
Balance at
 December 31, 1993        6,524,375     $6,524,000    $24,938,000   $(2,581,000)
Net Earnings (loss)                                                  (1,591,000)
Balance at
 December 31, 1994        6,524,375     $6,524,000     $24,938,000  $(4,172,000)


See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                            Statement Of Cash Flows

                                                   Year Ended December 31,
                                             1994           1993           1992

Cash Flows from
  Operating Activities

Net earnings (loss)                   $ (1,591,000)     $ 324,000    $ 1,275,000
Adjustments to net
  earnings (loss):
  Depreciation                                 --             --         30,000
  Operating losses of
    foreclosed properties
    charged to investment
    loss reserve                         (555,000)            --       (650,000)
  Gain on sale of
    investments                                --             --     (1,700,000)
  Provision for investment
    losses                              2,000,000             --             --
  Decrease (Increase)
   in accrued interest
   receivable                              32,000         (8,000)        76,000
  Decrease in other assets                  1,000             --         13,000
  Increase (decrease)
    in accounts payable
    and accrued expenses                   (6,000)        13,000       (390,000)
  Decrease in liquidation
    reserve                               (15,000)      (392,000)      (622,000)

Net Cash used in
  Operating Activities                   (134,000)       (63,000)    (1,968,000)

Cash Flows from
  Investing Activities

Disposition/reduction
   of investments                       1,060,000        350,000      6,578,000
Principal payments
  received                              3,400,000        200,000             --

Net Cash Provided by
  Investing Activities                  4,460,000        550,000      6,578,000

Cash Flows from
  Financing Activities

Amortization of mortgage
   loan payable                          (412,000)      (375,000)      (341,000)
Liquidating distributions                      --             --     (4,893,000)

Net Cash Used in
  Financing Activities                   (412,000)      (375,000)    (5,234,000)

Increase/(Decrease)
  in Cash and Short-term
  Investments                           3,914,000        112,000       (624,000)

Cash and Short-term
  Investments
  At Beginning of the Year                672,000        560,000      1,184,000

Cash and Short-term
  Investments
  At End of the Year                   $4,586,000      $ 672,000    $   560,000

See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                         Notes to Financial Statements
                        December 31, 1994, 1993 and 1992

1. Significant Accounting Policies

   Federal Income Taxes

   The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

   Recognition of Interest and Rental Income

   Interest and rental income are reported when earned. Income is not recorded to the extent scheduled payments are delinquent by more than 60 days, or earlier should circumstances indicate collectability is uncertain.

   Foreclosed Properties

   Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of their cost or fair value at the date of acquisition. Operating losses or income of foreclosed properties, including related interest expense, are charged or credited to the investment loss reserve.

   Investment Loss Reserve

   The Corporation provides an investment loss reserve and regularly evaluates it for adequacy based upon comparing the carrying value of individual investments with their estimated net realizable value, including the estimated cost of holding the property through disposition. While it is believed that the investment loss reserve is adequate, adjustments may be necessary in the future.

   Preferred Stock

   The Corporation has 15,000,000 shares of $1.00 par value preferred stock authorized but not issued.

   Statement of Cash Flows

   For purposes of the statement of cash flows, the Corporation considers all short-term investments with maturities, at date of purchase, of three months or less to be cash equivalents. Cash paid for interest related to the mortgage loan payable on the foreclosed property in Palm Springs, California, which interest was charged to the property's operations, was $353,000 in 1994, $390,000 in 1993, and $424,000 in 1992.

2. Plan of Disposition of Assets and Liquidation

   On June 28, 1988 the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation will be sold and the proceeds will be distributed to stockholders in complete liquidation and dissolution of the Corporation. The Corporation made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, and $.75 per share on April 7, 1992. Subsequent to the end of the year, the Corporation made a liquidating distribution of $.50 per share on March 6, 1995.

3. Advisory Agreement

   In accordance with an advisory agreement, Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors. The officers and shareholders of the Advisor are officers of the Corporation, and one of the Directors of the Corporation is a shareholder of the Advisor.

   The advisory agreement provides for an annual base fee and an incentive fee equal to 10% of the excess, if any, of net gains over net losses from the disposition of specified investments and a 15% incentive fee based on proceeds in excess of defined amounts from the sale of properties. The agreement may be terminated upon two months notice by the Corporation or six months notice by the Advisor; there is no termination fee.

   Aggregate fees paid to the Advisor were $580,000 in 1994, $512,000 in 1993, and $663,000 in 1992 (comprised of $400,000 base fees and $263,000 incentive fees related to the disposition of the Snow King Resort in Jackson, Wyoming).

4. Investments Held for Disposition

                                                              December 31,
                                                        1994               1993

   Mortgage loans:

     A first mortgage loan on a 330-room
       hotel located at the JFK Airport in
       New York. The loan was originally due
       June 30, 1990, but not repaid and the
       borrower filed for protection under
       Chapter 11 of the Bankruptcy Code in
       January, 1992. As of December 31,
       1994, the loan was restructured as
       part of the Corporation's agreement to
       the borrower's Plan of Reorganization.
       The modified loan is a first mortgage,
       at 10 3/4% interest due December 31,
       1998, extendable for up to two years
       if specific debt service coverage is
       achieved by the property.                 $14,500,000        $15,500,000

     A second mortgage loan on a 180-room
       hotel located in Wilmington, North
       Carolina. The loan was repaid in
       March, 1994.                                        -          2,400,000


   Foreclosed properties:

     482-room closed hotel in Kansas City,
       Missouri, acquired in April, 1987, by
       deed in lieu of foreclosure. This property
       was sold in February, 1995 at a loss of
       $2,242,000, which will be charged to
       the Investment Loss Reserve in the first
       quarter of 1995.                             5,000,000          5,000,000

     173-room closed hotel, with an operating
       golf course and sublease on
       approximately 500 homesites, in Palm
       Springs, California, acquired by
       foreclosure in September, 1988. The
       property is subject to a first
       mortgage with a balance of $3,489,000
       at December 31, 1994.                      12,590,000         13,650,000

                Total                             32,090,000         36,550,000

   Less investment loss reserve                   (3,770,000)        (2,325,000)

                Net investments                  $29,320,000        $34,225,000

5. Investment Loss Reserve

   The activity in the Corporation's investment loss reserve is summarized as follows:

                                      (000's omitted)
                                         1994        1993        1992

   Balance at beginning of year        $2,325      $2,325      $4,209
   Provision for losses                 2,000          --          --
   Amounts charged off, net                            --       (1,234)
   Operations of foreclosed properties   (555)         --         (650)
   Balance at end of year              $3,370      $2,325       $2,325


6. Liquidation Reserve

   In 1990 the Corporation established a liquidation reserve of $2,500,000 for ongoing administrative expenses under the Plan of Liquidation and future costs to complete the final liquidation. Through 1993, liquidation-related administrative expenses were charged to the liquidation reserve. The $900,000 remaining balance in the liquidation reserve is currently estimated to be appropriate for the anticipated expenses of the Corporation's ultimate liquidation, and, therefore, all administrative expenses are now being charged to operations instead of the liquidation reserve.

7. Mortgage Loan Payable

   The mortgage loan payable is a first mortgage on the foreclosed property in Palm Springs, California, without recourse to the Corporation, interest at 9.5%, due in 1997. The scheduled principal amortization is approximately $450,000 for 1995, $500,000 for 1996, and $2,541,000 in 1997.


8. Gain on Sale of Investments

   In March, 1992, the Corporation sold its interest in its hotel property in Jackson, Wyoming, for $6,578,000 in an all-cash transaction and recorded a $1,700,000 gain on the sale.

9. Related Party Transactions

   During 1993, the Corporation paid $60,000 in consulting fees to Property Capital Associates, Inc., a corporation wholly owned by John A. Cervieri Jr., Chairman of the Corporation. The Corporation also paid $36,000 in consulting fees to Akin Bay Company, a partnership which is approximately 50% owned by William A. Kaynor, a director of the Corporation.

10. Subsequent Events

   Kansas City

   On February 7, 1995, the Corporation sold the Americana Hotel in Kansas City, Missouri, for $2,758,000 resulting in a loss of $2,242,000, which was charged to the investement loss reserve in the first quarter of 1995. The sale proceeds consisted of a cash payment of $738,000 and a $2,020,000 first mortgage loan due April 30, 1995, plus two one-month extensions with interest at prime plus 2%.


   Palm Springs

   During March, 1995, the proposed Purchaser of the Canyon Resort in Palm Springs, California, paid an additional $300,000 to extend its Purchase Contract through April, 1995. The agreement contains two additional one-month extensions, at the same monthly fee of $60,000, through June, 1995.


   Other

   On February 9, 1995, the Board of Directors declared a liquidating distribution of $.50 per share; the record date was February 21, 1995 and the payment date was March 6, 1995.

11. Quarterly Financial Data (Unaudited)

   The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1994 and 1993.

                                  Year Ended December 31, 1994
                           1st         2nd         3rd          4th
                         Quarter     Quarter     Quarter      Quarter

Revenues                $ 500,000   $ 476,000   $ 495,000    $ 495,000
Net earnings (loss)     $  41,000   $  56,000   $ 190,000  $(1,878,000)
Net earnings (loss)
  per share                  $.01        $.00        $.03       $(0.28)
Cash dividends
  declared per share           --          --          --           --
Liquidating
  distribution
  per share                    --          --          --           --


                                  Year Ended December 31, 1993
                            1st         2nd         3rd          4th
                          Quarter     Quarter     Quarter      Quarter
Revenues                $  149,000   $ 269,000   $ 502,000    $502,000
Net earnings (loss)     $   (7,000)  $   4,000   $ 199,000    $128,000
Net earnings (loss)
  per share                     --          --        $.03        $.02
Cash dividends
  declared per share            --          --          --           --
Liquidating
  distribution
  per share                     --          --          --           --






                                    ITEM 9.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information pertains to the Directors and Executive Officers of the Corporation as of March, 1995.

a) Directors

                                         Principal Occupations and
                                       Business Experience for Past
Name                      Age          Five Years and Directorships

George H. Bigelow          52   President, Americana Corporation, Boston,
(President)                     Massachusetts since March 1986; Chairman,
                                President and Chief Executive Officer, HCW
                                Properties Incorporated, Boston,
                                Massachusetts 1984-1986; Senior Vice
                                President and Chief Investment Officer,
                                Paine Webber Properties Incorporated,
                                Boston, Massachusetts 1981-1984.

John A. Cervieri Jr. (1)   64   Managing Trustee of Property Capital
(Chairman of the Board)         Trust, Boston, Massachusetts since 1969;
                                Chairman  of Property Capital Associates,
                                Inc. and its affiliates since 1971;
                                Director of BayBanks, Inc., Boston,
                                Massachusetts since 1980.

William A. Kaynor (1)(2)   71   Senior Counsel to law firm of Davis Polk &
                                Wardwell, New York, 1991; Partner, Akin Bay
                                Company, Securities, New York City, 1991;
                                Secretary and Director, Segue Software,
                                Inc., Newton Centre, MA., 1991; consultant to Unit Investment Trust Division, Merrill
                                Lynch, Pierce Fenner & Smith, Incorporated,
                                1989-1990; Partner, Davis Polk & Wardwell,
                                1961-1989.

John F. Sexton (1)(2)      62   Chairman of the Board, Evans-McKinsey &
                                Company, Dallas, Texas; Chairman and
                                Director of First Equity Funding, Dallas,
                                Texas; Director, Rancho Mortgage;
                                Director, Forecast Homes; Director, Forum
                                Retirement Partners.


(1) Member of the Executive Committee
(2) Member of the Audit Committee


   The Corporation's By-Laws provide that at the Annual Meeting of Stockholders the stockholders shall elect directors to hold office until the next annual meeting and until their successors are elected and qualify. All individuals have served as Directors of the Corporation since 1981 except Mr. John F. Sexton who was elected in 1982, and Mr. George H. Bigelow who was elected in 1986.

b) Executive Officers

                                         Principal Occupations and
                                       Business Experience for Past
Name                      Age                    Five Years

Morris W. Kellogg          47   Vice President, Treasurer, Chief Financial
                                Officer and Secretary of the Corporation since May 1986; Vice President and
                                Treasurer of Americana Corporation, Boston,
                                Massachusetts since April 1986; Senior Vice
                                President and Treasurer, HCW Properties
                                Incorporated, Boston, Massachusetts 1984-
                                1986; Senior Vice President and Treasurer,
                                Paine Webber Properties Incorporated,
                                Boston, Massachusetts, 1980-1984; Prior to
                                1980 employed by Coopers & Lybrand,
                                Certified Public Accountants.

Terms extend until successors are duly appointed and qualified.

                        ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1995.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1995.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1995.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
(a) Documents filed as part of this report:

    1.    Financial Statements of the Corporation:

                      See Item 8 of this Form 10-K                           11

    2.    Financial Statement Schedules:

          Schedule I -- Marketable Securities -- Other Investments           26

          Schedule XI -- Real Estate and Accumulated Depreciation            27

          Schedule XII -- Mortgage Loans on Real Estate                      29

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.    Articles of Incorporation and By-Laws

          3.1  Composite Articles of Incorporation of the
               Corporation (Exhibit 3.1 of the Corporation's
               Annual Report on Form 10-K for the period ended December 31, 1982).

          3.2  By-Laws of the Corporation as amended (Exhibit
               3.2 of the Corporation's Annual Report on
               Form 10-K for the period ended December 31, 1983).

10. Material Contracts

    10.1 Advisory Agreement between the Corporation and the Advisor dated December 1, 1990.

(b) Reports on Form 8-K:

    No Form 8-K was filed by the Corporation during the last quarter of the period covered by this report.

            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS
                    AMERICANA HOTELS AND REALTY CORPORATION
                               December 31, 1994



                                                                 Amount at
                                                                   which
Name of issuer                              Market value of    each issue is
and title of                                 each issue at     carried in the
each issue                Cost of Issue   Balance Sheet Date   Balance Sheet


BayBank-Boston, N.A.        $2,945,000       $2,945,000          $2,945,000
Certificates of Deposit,
   5.65% 12/6/94 due
   1/6/95


BayBank-Boston, N.A.           501,000          501,000             501,000
Certificates of Deposit,
   5.45% 12/23/94 due
   1/6/95
                            $3,446,000       $3,446,000          $3,446,000

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                    AMERICANA HOTELS AND REALTY CORPORATION
                               DECEMBER 31, 1994

                                                                Costs                  Gross Amounts
                                              Initial        Capitalized             at which carried
                                        Cost to Corporation   Subsequent         at Close of Period (1)(2)
                                              Buildings and      to                Buildings and
Description             Encumbrances   Land   Improvements   Acquisition    Land   Improvements        Total
Foreclosed Properties
  Held for Sale(5)

Americana Hotel
  Kansas City, MO               --       --    $ 6,344,000     $65,000       --      $ 5,000,000     $ 5,000,000
Canyon Resort
  Palm Springs, CA      $3,489,000       --     14,500,000          --       --       12,590,000      12,590,000
                        $3,489,000      $      $20,844,000     $65,000       --      $17,590,000     $17,590,000











                            Date of        Accumulated        Date
Description               Construction    Depreciation(3)    Acquired(4)
Foreclosed Properties
  Held for Sale(5)

Americana Hotel
  Kansas City, MO             1973            --              4/6/87
Canyon Resort
  Palm Springs, CA            1965            --              9/19/88

                                              --





                    AMERICANA HOTELS AND REALTY CORPORATION
                               December 31, 1994



(1) The investment loss reserve has not been reflected in this Schedule.

(2) There is a difference between cost for financial reporting purposes and cost for Federal income tax purposes on the following properties:

                                                          Cost           Tax
                                                         Basis          Basis

    Americana Hotel -- Kansas City, MO                $ 5,000,000    $ 4,173,000
    Canyon Resort -- Palm Springs, CA                  12,590,000     10,634,000
                                                      $17,590,000    $14,807,000

(3) The properties are not being depreciated, pending sale; however, their carrying amount, net of the Investment Loss Reserve, represents the lower of their cost or fair values.

(4) The Date Acquired reflects when the direct ownership of the property was acquired.

(5) The Kansas City Americana property was acquired by deed in lieu of foreclosure on April 6, 1987. The Palm Springs Canyon Resort property was acquired by foreclosure on September 19, 1988. Previously the Corporation had investments in these properties in the form of land leasebacks and/or mortgage loans.

    No allocation of basis for the Kansas City property has been made between the land or the building and improvements due to the acquisition in foreclosure and the Corporation's intention to sell the property. The Palm Springs' property is on leased land.

(6) Real estate activity is summarized as follows:

                                        1994            1993            1992

Balance at beginning of year        $18,650,000     $19,000,000     $25,840,000
  Sales/reductions                   (1,060,000)       (350,000)     (6,840,000)
Balance at end of year              $17,590,000     $18,650,000     $19,000,000

                 SCHEDULE XII -- MORTGAGE LOANS ON REAL ESTATE
                    AMERICANA HOTELS AND REALTY CORPORATION
                               December 31, 1994

                                                                                                Principal
                                                                                                Amount of
                                                                                              Loans Subject
                                   Final     Periodic                 Face        Carrying    to Delinquent
                      Interest   Maturity     Payment     Prior      Amount        Amount       Principal
Description             Rate       Date       Terms       Liens     of Loans      of Loans     or Interest
Mortgage Loans:

JFK Airport Hilton    10-3/4%   12/31/00     Interest
  JFK Airport, NY                             monthly      --      $16,000,000   $14,500,000       --



                    AMERICANA HOTELS AND REALTY CORPORATION
                               December 31, 1994



 (1) For income tax purposes, the cost of mortgage loans is the Carrying Amount as stated in the Schedule.

 (2)    Activity in mortgage loans is summarized as follows:

                                    1994            1993            1992

Balance at beginning of year    $17,900,000     $18,100,000     $18,100,000
Additions during the period:
  Additions to existing
    mortgage loans                       --              --              --
  New mortgage loans                     --              --              --
Deductions during the period:
  Principal repayments            3,400,000         200,000              --
  Foreclosures                           --              --              --
Balance at end of year          $14,500,000     $17,900,000     $18,100,000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICANA HOTELS AND REALTY CORPORATION

                                   REGISTRANT


                                   By /s/ Morris W. Kellogg
                                          Morris W. Kellogg
                                          Chief Financial Officer

March 9, 1995

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ John A. Cervieri Jr.   Chairman of the Board and
    John A. Cervieri Jr.   Principal Executive Officer       March 9, 1995


/s/ George H. Bigelow      Director, President and
    George H. Bigelow      Chief Operating Officer           March 9, 1995


/s/ William A. Kaynor      Director                          March 9, 1995
    William A. Kaynor


/s/ John F. Sexton         Director                          March 9, 1995
    John F. Sexton


/s/ Morris W. Kellogg      Vice President,                   March 9, 1995
    Morris W. Kellogg      Chief Financial Officer
                           and Principal Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICANA HOTELS AND REALTY CORPORATION

                                   REGISTRANT


                                   By /s/ Morris W. Kellogg
                                          Morris W. Kellogg
                                          Chief Financial Officer

March 9, 1995

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       (signed)            Chairman of the Board and
    John A. Cervieri Jr.   Principal Executive Officer       March 9, 1995


       (signed)            Director, President and
    George H. Bigelow      Chief Operating Officer           March 9, 1995


       (signed)            Director                          March 9, 1995
    William A. Kaynor


       (signed)            Director                          March 9, 1995
    John F. Sexton


       (signed)            Vice President,                   March 9, 1995
    Morris W. Kellogg      Chief Financial Officer
                           and Principal Accounting Officer