Form 10-K/A
period 1994-12-31
AMERICANA HOTELS & REALTY CORP
filed 1995-05-12
CIK 356959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-K

              X Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 (Fee Required)
                                      or
             Transition Report Pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934 (No Fee Required)
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

      Registrant's telephone number, including area code--(617) 247-3358
         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
         Title of each class                 on which registered
    Common Stock, $1.00 par value           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.             YES  X         NO

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

/s/ John A. Cervieri Jr.     Chairman of the Board and
John A. Cervieri Jr.           Principal Executive Officer        March 9, 1995

/s/ George H. Bigelow         Director, President and Chief
George H. Bigelow              Operating Officer                  March 9, 1995

/s/ William A. Kaynor
William A. Kaynor             Director                            March 9, 1995

/s/John F. Sexton
John F. Sexton                Director                            March 9, 1995

/s/ Morris W. Kellogg         Vice President, Chief Financial
Morris W. Kellogg                Officer and Principal
                                 Accounting Officer               March 9, 1995