Form 10-Q
period 1995-03-31
AMERICANA HOTELS & REALTY CORP
filed 1995-05-15
CIK 356959

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1995

                        Commission File Number:  1-8431

                    AMERICANA HOTELS AND REALTY CORPORATION
            (Exact name of Registrant as specified in its charter)


            MARYLAND                                       36-3163723
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


535 Boylston Street - 11th Floor, Boston, MA                  02116
  (Address of principal executive offices)                 (Zip Code)


                                (617) 247-3358
              (Registrant's telephone number including area code)


                                  Unchanged
     (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes X        No

As of March 31, 1995, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.



The Exhibit Index Appears                           Page 1 of  8  Pages
      at Page   2

                   AMERICANA HOTELS AND REALTY CORPORATION

                                    INDEX
                                                             Page No.
PART I - FINANCIAL INFORMATION

    Balance Sheet -
         At March 31, 1995 and December 31, 1994                 3

    Statement of Earnings -
         Three Months Ended March 31, 1995 and 1994              4

    Statement of Cash Flows -
         Three Months Ended March 31, 1995 and 1994              5

    Notes to Financial Statements                                6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

PART II - OTHER INFORMATION

    Item 5:  Other Information                                   7

    Item 6:  Exhibits and Reports on Form 8-K                    8

SIGNATURES                                                       8

- -----------------------------------

The accompanying Financial Statements have been prepared by the Corporation ("Registrant") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying Financial Statements, pursuant to the Securities and Exchange Commission rules and regulations. Although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that the Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Americana Hotels and Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of the Registrant, the financial information included herein reflects all adjustments necessary for a fair presentation of the results for the interim period. The interim results of operations and changes in cash flows are not necessarily indicative of results or cash flows which could be expected for the entire year. The amounts contained in this interim report are unaudited and may be subject to year-end adjustment.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    AMERICANA HOTELS AND REALTY CORPORATION
                                 BALANCE SHEET

                                            March 31,       December 31,
                                              1995             1994
                                           (Unaudited)
ASSETS

Investments held for disposition          $28,754,000      $32,090,000
  Less:  Investment loss reserve           (1,053,000)      (3,770,000)
              Net investments              27,701,000       28,320,000

Cash                                          472,000        1,140,000
Short-term investments, at cost             1,265,000        3,446,000
Accrued interest receivable                   162,000            --
Other assets                                   96,000          132,000

                                          $29,696,000      $33,038,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                          $   133,000      $   258,000
Accrued fees and expenses                   1,130,000        1,101,000
Liquidation reserve                           900,000          900,000
Mortgage loan payable                       3,380,000        3,489,000

                                            5,543,000        5,748,000

Stockholders' Equity

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding              6,524,000        6,524,000
Additional paid-in-capital                 21,676,000       24,938,000
Accumulated deficit                        (4,047,000)      (4,172,000)

                                           24,153,000       27,290,000

                                          $29,696,000      $33,038,000


See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                           Three Months Ended
                                                March 31,
                                        1995                1994
Revenues:
 Interest income                     $  517,000          $  500,000

Expenses:
 Advisory fees                          145,000             145,000
 Administrative expenses
    Directors' Compensation              99,000              70,000
    D&O Insurance                        25,000              35,000
    Shareholder relations                28,000              24,000
    Other                                49,000              48,000
 Less: Charge to Liquidation Reserve        -0-             (15,000)
 Legal expense                           46,000             152,000
                                        392,000             459,000

Net earnings                         $  125,000          $   41,000


Net earnings per share                     $.02                $.01


Number of shares outstanding          6,524,375           6,524,375


See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                               Quarter Ended March 31,
                                                1995           1994

Cash Flows from Operating Activities:

Net earnings                                 $  125,000     $    41,000

(Increase)decrease in accrued interest
  and rent receivable                          (162,000)         32,000
(Increase)decrease in other assets               36,000         (34,000)
Increase in accounts payable
  and accrued expenses                          (96,000)          6,000
Decrease in liquidation reserve                    --           (15,000)

Net Cash Provided (Used)
  by Operating Activities                       (97,000)         30,000


Cash Flows from Investing Activities:

Disposition/reduction of investments            619,000       2,550,000
Net Cash Provided by Investing Activities       619,000       2,550,000


Cash Flows from Financing Activities:

Liquidating distribution                     (3,262,000)           --
Amortization of mortgage loan payable          (109,000)       (100,000)

Net Cash Used by Financing Activities        (3,371,000)       (100,000)

Increase (Decrease) in Cash and
  Short-term Investments                     (2,849,000)      2,480,000

Cash and Short-term Investments
  At Beginning of the period                  4,586,000         672,000

Cash and Short-term Investments
  At End of the period                       $1,737,000     $ 3,152,000



See notes to financial statements.

                   AMERICANA HOTELS AND REALTY CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
                               March 31, 1995

BASIS OF ACCOUNTING

Federal Income Taxes

The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

Foreclosed Properties

Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of their cost or fair value at the date of acquisition. Operating losses or income of foreclosed properties are charged or credited to the investment loss reserve.

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

PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988 the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to Stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENTS HELD FOR DISPOSITION

The Corporation's investments are summarized as follows:

                                            March 31,     December 31,
                                              1995            1994
    Mortgage loans                        $ 16,464,000    $ 14,500,000
    Foreclosed properties                   12,290,000      17,590,000
      Less:  Investment loss reserve       ( 1,053,000)     (3,770,000)
                                          $ 27,701,000    $ 28,320,000


ADVISORY AGREEMENT

Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                   AMERICANA HOTELS AND REALTY CORPORATION
                               March 31, 1995

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)   Liquidity and Capital Resources

     At March 31, 1995 the Corporation had $1,737,000 of cash and short-term investments.

     The Corporation has no material commitments for capital expenditures on its remaining investments. However, pending the disposition of the investments, funds may be needed for either the Corporation's operating expenses or property holding costs. The Corporation's investments consist of a foreclosed property in Palm Springs, California and two mortgage loans, one on the JFK Airport Hilton Hotel in New York and the other on the Americana Hotel in Kansas City, Missouri.

b)   Results of Operations

     Results for the first quarter of 1995 produced earnings of $125,000, compared to earnings of $41,000 in 1994. The principal components of this change were slightly higher interest income from the mortgage loans, and substantially reduced legal expenses.

     Interest income relates to the mortgage loan on the JFK Airport Hotel, and the Americana Hotel in Kansas City, Missouri.

     Administrative Expenses charged to operations in the first quarter of 1995 compared to 1994 were approximately equal.

     Legal Expense decreased approximately 70% in the first quarter of 1995 compared to 1994 due to the 1994 settlement of the bankruptcy proceedings related to the borrower on the JFK Airport mortgage loan.


                         PART II - OTHER INFORMATION

ITEM 5:  Other Information

     This report should be read in conjunction with the Corporation's 1994 Annual Report and Form 10-K.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICANA HOTELS AND REALTY CORPORATION
                                        Registrant


                                   BY:  /s/ George H. Bigelow
                                        George H. Bigelow -- President
                                        Chief Operating Officer


                                   BY:  /s/ Morris W. Kellogg
                                        Morris W. Kellogg
                                        Chief Financial Officer


DATED: May 3, 1995