Form 10-Q
period 1995-06-30
AMERICANA HOTELS & REALTY CORP
filed 1995-08-15
CIK 356959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Period Ended June 30, 1995

                         Commission File Number: 1-8431

                     AMERICANA HOTELS AND REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            MARYLAND                                  36-3163723
-------------------------------                 --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


535 Boylston Street - 11th Floor, Boston, MA              02116
--------------------------------------------           ----------
  (Address of principal executive offices)             (Zip Code)


                                 (617) 247-3358
               ---------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 1, 1995, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



The Exhibit Index Appears                        Page 1 of  8  Pages
      at Page 2                                            ---
             ---

                     AMERICANA HOTELS AND REALTY CORPORATION


                                      INDEX

                                                             Page No.
PART I - FINANCIAL INFORMATION

   Balance Sheet -
       At June 30, 1995 and December 31, 1994                   3

   Statement of Earnings -
       Three Months and Six Months Ended
       June 30, 1995 and 1994                                   4

   Statement of Cash Flows -
       Six Months Ended June 30, 1995 and 1994                  5

   Notes to Financial Statements                                6

   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      7

PART II - OTHER INFORMATION

   Item 4:  Submission of Matters to a Vote of
             Security Holders                                   8

   Item 5:  Other Information                                   8

   Item 6:  Exhibits and Reports on Form 8-K                    8

SIGNATURES                                                      8

------------------------------------

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

In the opinion of the Registrant, the financial information included herein reflects all adjustments necessary for a fair presentation of the results for the interim period. The interim results of operations and cash flows are not necessarily indicative of results of operations or cash flows which could be expected for the entire year. The amounts contained in this interim report are unaudited and may be subject to year-end adjustment.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET

                                            June 30,
                                              1995                 December 31,
                                          (Unaudited)                  1994
                                          -----------              -----------
ASSETS

Investments held for disposition          $26,670,000              $32,090,000
  Less:  Investment loss reserve           (1,122,000)              (3,770,000)
                                         ------------             ------------
            Net investments               $25,548,000              $28,320,000

Cash                                          250,000                1,140,000
Short-term investments, at cost             3,765,000                3,446,000
Accrued interest receivable                   143,000                       --
Other assets                                   55,000                  132,000
                                          -----------              -----------
                                          $29,761,000              $33,038,000
                                          -----------              -----------
                                          -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                          $   133,000               $   258,000
Accrued fees and expenses                   1,139,000                 1,101,000
Liquidation reserve                           900,000                   900,000
Mortgage loan payable                       3,268,000                 3,489,000
                                          -----------               -----------
                                            5,440,000                 5,748,000
                                          -----------               -----------

Stockholders' Equity

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding              6,524,000                 6,524,000
Additional paid-in-capital                 21,676,000                24,938,000
Accumulated deficit                        (3,879,000)               (4,172,000)
                                          -----------               -----------

                                           24,321,000                27,290,000
                                          -----------               -----------

                                          $29,761,000               $33,038,000
                                          -----------               -----------
                                          -----------               -----------


See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)



                             Three Months Ended         Six Months Ended
                                  June 30,                   June 30,
                             ------------------         ----------------
                              1995        1994          1995        1994

Revenues:
 Interest income          $  506,000  $  476,000     $1,023,000  $  976,000
Expenses:
 Advisory fees               145,000     145,000        290,000     290,000
 Administrative expenses:
  Directors' compensation     53,000      42,000        152,000     112,000
  D&O insurance               25,000      37,000         50,000      72,000
  Shareholder relations       19,000      20,000         47,000      44,000
  Other                       41,000      19,000         90,000      67,000
  Less: charged to
   Liquidation Reserve            --          --             --     (15,000)
 Legal expense                55,000     157,000        101,000     309,000
                          ----------  ----------     ----------  ----------
                             338,000     420,000        730,000     879,000
                          ----------  ----------     ----------  ----------

Net earnings              $  168,000  $   56,000     $  293,000  $   97,000
                          ----------  ----------     ----------  ----------

Net earnings per share    $      .02  $      .00     $      .04  $      .01
                          ----------  ----------     ----------  ----------

Weighted average number
 of shares outstanding     6,524,000   6,524,000      6,524,000   6,524,000















See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Six Months Ended June 30,
                                                  1995         1994
                                              ------------ ------------
Cash Flows from Operating Activities

Net earnings/(loss)                            $  293,000   $   97,000

Adjustments to net earnings/(loss):
Decrease/(Increase) in accrued interest
  receivable                                     (143,000)      32,000
(Increase)Decrease in other assets                 77,000       11,000
Increase(Decrease) in accounts payable
  and accrued expenses                            (87,000)     (28,000)
Decrease in liquidation reserve                        --      (15,000)
                                               ----------    ----------






Net Cash Provided by
  Operating Activities                            140,000       97,000
                                               ----------    ----------


Cash Flows from Investing Activities

Disposition/reduction of investments            2,772,000    3,160,000
                                               ----------   ----------

Net Cash Provided by Investing Activities       2,772,000    3,160,000
                                               ----------   ----------

Cash Flows from Financing Activities

Liquidating Distributions                      (3,262,000)          --

Amortization of mortgage loan payable            (221,000)    (201,000)
                                               ----------   ----------

Net Cash Used in Financing Activities          (3,483,000)    (201,000)
                                              -----------   ----------

(Decrease)/Increase in Cash and
  Short-term Investments                         (571,000)   3,056,000

Cash and Short-term Investments
  At Beginning of the Period                    4,586,000      672,000
                                               ----------   ----------

Cash and Short-term Investments
  At End of the Period                         $4,015,000   $3,728,000
                                               ----------   ----------




See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1995

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

PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988, the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to Stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENTS HELD FOR DISPOSITION

The Corporation's investments are summarized as follows:

                                         June 30,          December 31,
                                           1995                1994
                                      ------------         ------------
   Purchase money mortgage loan       $ 14,500,000         $ 14,500,000
   Foreclosed properties                12,170,000           17,590,000
     Less: Investment loss reserve      (1,122,000)           3,770,000)
                                       ------------        ------------
                                      $ 25,548,000         $ 28,320,000
                                       ------------        ------------

ADVISORY AGREEMENT

Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  June 30, 1995



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)         Liquidity and Capital Resources

           At June 30, 1995 the Corporation had $4 million of cash and short-term investments. During the first half of 1995, the Corporation received $2.7 million in cash on the sale of the hotel property in Kansas City, and distributed to Stockholders $3.2 million as a liquidating distribution.

           The Corporation has no material commitments for capital expenditures on its two remaining investments. However, pending the disposition of the investments, funds may be needed for either the Corporation's operating expenses or property holding costs. The Corporation's investments consist of a foreclosed property (Palm Springs, California) and a mortgage loan (JFK Airport Hilton Hotel).

b)         Results of Operations

           Results for the second quarter of 1995 produced earnings of $168,000, compared to earnings of $56,000 in 1994. Results for the first half of 1995 were earnings of $293,000 compared earnings of $97,000 for the first half of 1994.

           Interest income in 1995 relates to earnings on short-term investments and mortgage loans on hotel properties at the JFK Airport and in Kansas City, Missouri. The slight increase (6%) in interest income in 1995 compared to 1994 is due to interest on the mortgage received in February, 1995 upon the sale of the Kansas City hotel property, and higher earnings on short-term investments; while the payments on the JFK Airport mortgage were slightly lower due to the restructuring of the mortgage as part of the borrower's Plan of Reorganization.

           The total administrative expenses incurred in the first half of 1995 increased $44,000 compared to 1994 expenses. This was in part due to higher Directors' compensation related to the increase in the market price of the Corporation's stock for shares in a deferred compensation plan.

           Legal Expense decreased approximately 67% in the first half of 1995 compared to 1994 due to the conclusion of legal activity on the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

           The operations from the foreclosed property in Palm Springs, California was approximately break even in 1995 and 1994.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  June 30, 1995



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Stockholders held on May 18, 1995, George H. Bigelow, John A. Cervieri Jr., William A. Kaynor, and John F. Sexton were re-elected as Directors for terms expiring on the date of the Annual Meeting of Stockholders in 1996.

ITEM 5:  Other Information
         -----------------

         This report should be read in conjunction with the Corporation's 1994 Annual Report and Form 10-K.

ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICANA HOTELS AND REALTY CORPORATION
                                         Registrant


                                     BY:  /s/  George H. Bigelow
                                          ----------------------
                                          George H. Bigelow - President
                                          Chief Operating Officer



                                     BY:  /s/  Morris W. Kellogg
                                          ----------------------
                                          Morris W. Kellogg
                                          Chief Financial Officer


DATED:  August _____, 1995