Form 10-Q
period 1995-09-30
AMERICANA HOTELS & REALTY CORP
filed 1995-11-14
CIK 356959

--------------------------------------------------------------------------
    --------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Period Ended September 30, 1995

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


                                 (617) 247-3358
               ---------------------------------------------------
               (Registrant's telephone number including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---
As of September 30, 1995, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.





---------------------------------------------------------------------------
---------------------------------------------------------------------------
The Exhibit Index Appears                            Page 1 of 9 Pages
  at Page  2                                                  --
          --

                  AMERICANA HOTELS AND REALTY CORPORATION

                                      INDEX
                                                      Page No.
                                                      --------
PART I -- FINANCIAL INFORMATION

Balance Sheet --
    At September 30, 1995 and December 31, 1994            3

Statement of Earnings --
    Three Months and Nine Months Ended
    September 30, 1995 and 1994                            4

Statement of Cash Flows --
    Nine Months Ended September 30, 1995 and 1994          5

Notes to Financial Statements                              6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                    7

PART II -- OTHER INFORMATION

    Item 5:  Other Information                             8

    Item 6:  Exhibits and Reports on Form 8-K              8

SIGNATURES                                                 9

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

    In the opinion of the Registrant, the financial information included herein reflects all adjustments necessary for a fair presentation of the results for the interim period. The interim results of operations and cash flows are not necessarily indicative of results of cash flows which could be expected for the entire year. The amounts contained in this interim report are unaudited and may be subject to year end adjustment.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1:  FINANCIAL STATEMENTS


                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET

                                         September 30,
                                              1995         December 31,
                                          (Unaudited)          1994
                                          ------------     ------------
ASSETS
Investments held for disposition         $26,670,000       $32,090,000
  Less: Investment loss reserve           (1,122,000)       (3,770,000)
                                         -----------       -----------
          Net investments                 25,548,000        28,320,000

Cash                                         151,000         1,140,000
Short-term investments, at cost            4,015,000         3,446,000
Accrued interest and rent receivable         143,000                --
Other assets                                  17,000           132,000
                                         -----------       -----------
                                         $29,874,000       $33,038,000
                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts Payable                         $   133,000       $   258,000
Accrued fees and expenses                  1,139,000         1,101,000
Liquidation reserve                          900,000           900,000
Mortgage loan payable                      3,153,000         3,489,000
                                         -----------       -----------

                                           5,325,000         5,748,000
                                         -----------       -----------

Stockholders' Equity

Common stock -- $1.00 par value,
 20,000,000 share authorized,
  6,524,375 shares outstanding             6,524,000         6,524,000
Additional paid-in capital                21,676,000        24,938,000
Accumulated deficit                       (3,651,000)       (4,172,000)
                                         -----------       -----------

                                          24,549,000        27,290,000
                                         -----------       -----------
                                         $29,874,000       $33,038,000
                                         ===========       ===========


    See notes to financial statements.

                   AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)



                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                            ----------------------  ---------------------
                              1995         1994        1995        1994
                            --------   -----------  ----------  ---------
Revenues:
  Interest income           $500,000   $ 495,000    $1,523,000   $1,471,000
                           ----------  ----------   ----------   ----------

Expenses:
  Advisory fees              145,000     145,000       435,000      435,000
  Administrative expenses:
   Directors' compensation    44,000      43,000       196,000      155,000
   D&O insurance              25,000      37,000        75,000      109,000
   Shareholder relations      11,000       2,000        58,000       46,000
   Other                       1,000       3,000        91,000       70,000
   Less: charge to
    Liquidation Reserve           --          --            --      (15,000)
  Legal expense               46,000      75,000       147,000      384,000
                           ---------   ---------     ---------    ---------
                             272,000     305,000     1,002,000    1,184,000
                           ---------   ---------     ---------    ---------


Net earnings                $228,000    $190,000    $  521,000    $ 287,000
                            =========   ========    ==========   ==========
Net earnings per share          $.04        $.03          $.08         $.04
                                ====        ====          ====         ====
Shares outstanding         6,524,000   6,524,000     6,524,000    6,524,000







    See notes to financial statements.

                    AMERICANA HOTELS AND REALTY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              Nine Months Ended
                                                September 30,
                                             1995            1994
                                          ---------       ---------
Cash Flows from Operating Activities

Net Earnings                              $  521,000    $  287,000

Adjustments to Net Earnings:
  Operating losses of foreclosed
   properties charged to investment
   loss reserve, net                              --      (191,000)
Decrease/(Increase) in accrued
  interest and rent receivable              (143,000)       32,000
Decrease in other assets                     115,000        57,000
Increase/(Decrease) in accounts payable
  and accrued expenses                       (87,000)      (35,000)
Decrease in liquidation reserve                   --       (15,000)
                                          ----------     ----------
 Net Cash Provided by (Used in)
  Operating Activities                       406,000       135,000
                                          ----------     ----------
 Cash Flows from Investing Activities
 Disposition/reduction of
  investments, net                         2,772,000     3,400,000
                                          ----------    -----------
 Net Cash Provided by
  Investing Activities                     2,772,000     3,400,000
                                          ----------     ----------
 Cash Flows from Financing Activities
 Liquidating Distribution                 (3,262,000)            --
 Amortization of mortgage loan payable      (336,000)     (305,000)
                                          ----------     ----------
Net Cash Used in Financing Activities     (3,598,000)     (305,000)
                                          ----------     ----------
Increase (Decrease) in Cash and
  Short-term Investments                    (420,000)    3,230,000
 Cash and Short-term Investments
  At Beginning of Period                   4,586,000       672,000
                                          ----------     ---------
Cash and Short-term Investments
  At End of the Period                    $4,166,000    $3,902,000
                                          ==========    ==========

See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1995

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

INVESTMENTS HELD FOR DISPOSITION

The Corporation's investments held for disposition are summarized as follows:

                                       September 30,    December 31,
                                           1995             1994
                                       ------------     ------------
Purchase money mortgage loan           $14,500,000      $14,500,000
Foreclosed properties                   12,170,000       17,590,000
  Less: Investment Loss Reserve         (1,122,000)      (3,770,000)
                                       -----------      -----------
                                       $25,548,000      $28,320,000
                                       ===========      ===========


ADVISORY AGREEMENT

Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1995

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)   Liquidity and Capital Resources

     At September 30, 1995 the Corporation had $4.1 million of cash and short-term investments. During the first half of 1995, the Corporation received $2.7 million in cash on the sale of the hotel property in Kansas City, and distributed to Stockholders
     $3.2 million as a liquidating distribution.

     The Corporation has no material commitments for capital expenditures on its two remaining investments. However, pending the disposition of the investments, funds may be needed for either the Corporation's operating expenses or property holding costs. The Corporation's investments consist of a foreclosed property (Palm Springs, California) and a mortgage loan (JFK Airport Hilton Hotel).

b)   Results of Operations

     Results for the third quarter of 1995 produced earnings of $228,000, compared to earnings of $190,000 in 1994. Results for the first nine months of 1995 were earnings of $521,000 compared to earnings of $287,000 for the first nine months of 1994.

Interest income in 1995 relates to earnings on mortgage loans on hotel properties at the JFK Airport and in Kansas City, Missouri, and interest from short-term investments.

The total administrative expenses incurred in the first nine months of 1995 increased $40,000 compared to 1994 expenses. However, in 1994, $15,000 of administrartive expenses incurred were charged to the liquidation reserve. The liquidation reserve was established in 1990 for anticipated expenses of the Corporation's plan of liquidation. The $900,000 remaining balance in the liquidation reserve is currently estimated to be appropriate for the anticipated expenses of the Corporation's ultimate liquidation and, therefore, all administrative expenses are now being charged to operations instead of to the liquidation reserve.

Legal expenses decreased approximately 62% in the first nine months of 1995 compared to 1994 due to the conclusion of legal activity in the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

The operations from the foreclosed property in Palm Springs, California was approximately a breakeven in 1995 and 1994.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 5:  Other Information
         -----------------

         This report should be read in conjunction with the Corporation's 1994 Annual Report and Form 10-K.


ITEM 6:  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)   Exhibits - None

         (b)   Reports on Form 8-K - None

                    AMERICANA HOTELS AND REALTY CORPORATION

                               September 30, 1995


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICANA HOTELS AND REALTY CORPORATION
                               ---------------------------------------
                                 Registrant



                               BY:  /s/  George H. Bigelow
                                   -----------------------------------
                                   George H. Bigelow - President
                                   Chief Operating Officer



                               BY:  /s/  Morris W. Kellogg
                                   -----------------------------------
                                   Morris W. Kellogg
                                   Chief Financial Officer




DATED:  November    , 1995
                ---