Form 10-K
period 1995-12-31
AMERICANA HOTELS & REALTY CORP
filed 1996-04-02
CIK 356959

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                            or
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For fiscal year ended December 31, 1995     Commission file Number 1-8431
                                  ---------

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

                                         ---------

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
    Title of each class                              on which registered
Common Stock, $1.00 par value                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   YES   X     NO
                        ----       -----
The aggregate market value of the common stock held by non-affiliates of the registrant outstanding as of March 1, 1996 based on the closing price on the New York Stock Exchange was $18,758,000. The number of shares of common stock outstanding as of March 1, 1996 was 6,524,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement for the 1996 Annual Meeting of stockholders are incorporated by reference in Parts I and III hereof. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's year ended December 31, 1995.

===============================================================================

Page 1 of 27                       Exhibit index located at page 24.
                                       1

                     AMERICANA HOTELS AND REALTY CORPORATION
                          1995 FORM 10-K ANNUAL REPORT
                                Table of Contents


                                     PART I

                                                                    PAGE
                                                                    ----
Item  1.  Business...............................................    3
Item  2.  Properties.............................................    7
Item  3.  Legal Proceedings......................................    7
Item  4.  Submission Of Matters to a Vote Of Security Holders....    7

                                          PART II

Item  5.  Market For Registrant's Common
                  Equity and Related Stockholder Matters.........    8
Item  6.  Selected Financial Data..........................          8
Item  7.  Management's Discussion and Analysis Of
                  Financial Condition and Results Of Operations..    9
Item  8.  Financial Statements and Supplementary Data......         11
Item  9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........   21

                                         PART III

Item 10.  Directors and Executive Officers of
                  The Registrant.................................   22
Item 11.  Executive Compensation...........................         23
Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management..........................   23
Item 13.  Certain Relationships and Related Transactions...         23

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules
                  and Reports On Form 8-K........................   24

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

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation (the "Plan of Liquidation") whereby all the remaining investments held by the Corporation would be disposed of and the proceeds distributed to stockholders in complete liquidation of the Corporation. Consistent with the Plan, the Corporation proceeded to dispose of its investments and has made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, $0.75 per share on April 7, 1992, and $0.50 per share on March 6, 1995. As of December 31, 1995, the Corporation's remaining real estate investments consist of ownership interests in a non-operating hotel property acquired by foreclosure and a restructured first mortgage loan. The Corporation is actively pursuing transactions for the disposition of these two investments.

Pursuant to an advisory agreement, Americana Corporation (the Advisor), advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, subject to the supervision of the Corporation's Board of Directors. The advisory agreement is more fully described herein under "Advisory Agreement".

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

Under the Plan of Disposition of Assets and Liquidation, the Corporation disposed of its interests in three properties during 1988; three properties during 1989; two properties in 1990; and one property in 1992. In 1994, the Corporation received repayment of its second mortgage loan on a hotel property in Wilmington, North Carolina and in 1995, sold its hotel property in Kansas City, Missouri. In March 1996 the Corporation sold its restructured first mortgage loan on the JFK Airport Hilton.

Investments Held for Disposition

At December 31, 1995 the Corporation's portfolio consisted of the following investments:

Hotel Property                     Form of                 Total
 and Location                     Investment           Investment(1)
- -------------                     ----------           ------------
JFK Airport Hilton(2)        Restructured first        $14,500,000
  JFK Airport, NY            mortgage loan

Canyon Resort Hotel        Leasehold interest in        12,170,000
  Palm Springs, CA         foreclosed property         ____________
                                                       $26,670,000
                                                       ===========
(1) Investment amount is at cost before application of the Investment Loss Reserve balance of $2,187,000 at December 31, 1995.

(2) The first mortgage loan on the 330 room JFK Airport Hilton was originally due June 30, 1990, but was not repaid at maturity and the borrower filed for protection under Chapter 11 of the Bankruptcy Code in January, 1992.
     As of December 31, 1994, the Corporation and the borrower agreed to a Plan of Reorganization, approved by the Bankruptcy Court, which modified some of the terms of the mortgage loan and reinstated the payment of interest on a current basis. In March 1996 this loan was sold and the Corporation received net cash proceeds of $12,276,000. This sale resulted in a loss of $2,224,000 which was charged to the Investment Loss Reserve. See Notes to Financial Statements for additional information.

      The leasehold interest in the Canyon Resort property was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested as restricted Indian land through the United States Department of Indian Affairs. The master ground lease expires in the year 2031. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June, 1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites and a private golf course and country club. The subleases have annual rentals, including fixed and percentage payments, which currently are approximately $900,000. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the Indian master lease.

       In December 1989, the Corporation entered into a purchase and sale agreement to sell its leasehold interest in the property to a potential buyer who planned a major development project on and around the hotel and golf course sites. Master plan approval was obtained in 1993; however, the potential buyer deferred closing the transaction after several lawsuits were filed challenging the redevelopment zone. Further delays resulted in 1994 when the potential buyer was unable to obtain financing commitments for the project. The Corporation has executed extension agreements to the purchase and sale agreement, the most recent of which was signed in November, 1994, extending the agreement through June, 1995 for consideration of $60,000 per month. The potential buyer requested this extension to seek additional financing sources to replace its original financial partner. Although no extension has been granted since that date, the Corporation is still negotiating with the potential buyer. Through June 30, 1995, the potential buyer has paid to the Corporation a total of $2.7 million in non-refundable fees in order to retain the right to purchase the leasehold interest. The potential buyer has informed the Corporation that interem financing is being arranged it and is in the process of negotiating a financing in order to complete the acquisition of the leasehold interest. Although these negotiations continue, the Corporation has no evidence of the potential buyer's financing, and there can be no assurance that a closing will ultimately take place. If the potential buyer fails to obtain financing, the Corporation intends to put the property back on the market for sale. The price that the Corporation can attain from a sale of the leasehold interest will be dependent upon a number of factors, including the ability of the Corporation to allow the property to be exposed to the open market for a reasonable period. Although there can be no absolute assurance as to the ultimate sales price that can be achieved, the Corporation currently believes the carrying value of the Canyon Resort at December 31, 1995 can be recovered in a sales transaction.


Advisory Agreement

Americana Corporation (the Advisor) administers the day-to-day operations of the Corporation and provides executive and administrative personnel, office space, and services as may be required in connection with the performance of services for the Corporation. It conducts negotiations with respect to the investments of the Corporation and provides investigation and reports as the Directors may request in formulating and modifying policies of the Corporation with respect to its investments.

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

The advisory agreement provides for a base fee of $400,000 annually plus a 10% incentive fee on net gains from property dispositions and a 15% incentive fee based on proceeds in excess of defined amounts from property dispositions. In May 1994, the Corporation increased the advisory fee by $15,000 a month to reflect the additional time and services the Advisor was continuing to provide. In November 1995 this additional amount was reduced to $5,000 a month. The advisory agreement can be terminated upon two months' notice by the Corporation, or six months' notice by the Advisor, and has no provision for payment of termination fees.

Aggregate fees paid to the Advisor were $560,000 in 1995, $580,000 in 1994, and $512,000 in 1993.

Employees

On December 31, 1995, the Corporation had no employees. The Advisor provides all the executive and administrative personnel required by the Corporation.

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

While it is expected that the Corporation will continue to qualify under the REIT Provisions for the period prior to the distribution of all its assets to the stockholders, no assurance can be given that the Corporation will not lose or terminate its status under the REIT Provisions as a result of unforeseen circumstances. Should the Corporation lose its status as a REIT, either inadvertently or because the Directors deem such loss to be in the best interests of the Corporation's stockholders, it would be taxable as a corporation for Federal income tax purposes and would be liable for Federal income taxes with respect to its taxable income, beginning with the taxable year in which its qualification under the REIT Provisions was terminated. There are existing net operating loss carryforwards of $4.4 million at December 31, 1995, expiring between the years 2002 and 2006, that would be available to reduce any taxable income.

Distributions in liquidation will not be dividend income when received by stockholders. Distributions in liquidation are first used to reduce the basis of a stockholder's stock in the Corporation (non-taxable return of capital), with any excess constituting a capital gain if the stock is held as a capital asset. If the sum of all liquidating distributions is less than a stockholder's basis in his stock, the difference will constitute a capital loss. As of December 31, 1995 , the Corporation had made liquidating distributions totaling $12.75 per share.

                               ITEM 2. PROPERTIES

The Corporation's assets consist of investments in hotel and resort properties referred to under Item 1 above, to which reference is hereby made for a description of the properties. Also see Notes to Financial Statements, and Schedules III and IV of the Financial Statement Schedules.


                            ITEM 3. LEGAL PROCEEDINGS

On January 29, 1992, the borrower on the first mortgage loan on the JFK Airport Hilton filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York. As of December 31, 1994, the Corporation and the borrower agreed to a restructuring of the mortgage loan and the Bankruptcy Court approved the borrower's Plan of Reorganization.

On December 31, 1995 there were no other material pending legal proceedings to which the Corporation was a party or to which any of its investments were subject.


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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Corporation's shares of common stock are traded on the New York Stock Exchange under the symbol "AHR". As of February 1, 1996, the number of stockholders known to the Corporation was approximately 1,000. Because a substantial number of stockholders' shares are held in custody, commonly called "Street Name", the Corporation estimates that the total number of individual stockholders is approximately 10,000. The Corporation declared quarterly dividends from commencement of business in 1982 through 1985, and has not declared dividends since 1985. The Corporation paid an initial liquidating distribution of $8.00 on August 1, 1989; a second liquidating distribution of $3.50 on December 14, 1990; a third liquidating distribution of $0.75 on April 7, 1992; and a fourth liquidating distribution of $0.50 on March 6, 1995.

                                           Stock Prices
                                         --------------         Liquidating
                                         High      Low         Distributions
                                         ----      ---         -------------
    1995
    Quarter Ended:
       March 31...................       $3 5/8     $2 7/8         $0.50
       June 30....................        3 3/8      3 1/8            -
       September 30...............        3 5/8      3                -
       December 31................        3 1/2      3 1/8            -

    1994
    Quarter Ended:
       March 31...................       $2 7/8     $2 5/8            -
       June 30....................        2 5/8      2 1/4            -
       September 30...............        2 3/4      2 1/2            -
       December 31................        3          2 1/2            -



                              ITEM 6. SELECTED FINANCIAL DATA
                           (In thousands, except per share data)

                              1995         1994        1993        1992        1991
                              ----         ----        ----        ----        ----
Short-Term Investments      $ 4,165      $ 3,446     $   600     $    400    $  1,000
Assets                      $28,958      $33,038     $35,062     $ 35,492    $ 40,463
Mortgage Loans Payable      $ 3,036      $ 3,489     $ 3,901     $  4,276    $  4,617
Revenues                    $ 2,053      $ 1,966     $ 1,422     $    534    $    984
Net Earnings (Loss)         $  (282)     $(1,591)    $   324     $  1,275    $ (1,438)
Net Earnings (Loss)
  Per Share                   $(.04)       $(.24)       $.05         $.20      $(.22)
Dividends Declared
  Per Share                       -            -           -            -           -
Liquidating Distributions
  Per Share                    $.50        $   -      $    -         $.75       $   -

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)       Liquidity and Capital Resources

         At December 31, 1995 the Corporation had $4,254,000 of cash and short-term investments and held two investments for disposition. In March 1996 the Corporation sold its restructed morgage loan on the JFK Hilton Hotel and received net cash proceeds of $12,276,000.

         The Corporation has no material commitments for capital expenditures or renovations to be made on its remaining property. However, pending the final liquidation of the Corporation capital may be needed for the Corporation's operating deficits and payment of the approximately $3 million mortgage loan due in 1997. The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand. It is anticipated that the Corporation will continue to make liquidating distributions to stockholders as funds are available.

b)       Results of Operations

         1995 versus 1994

         Results for the year ended December 31, 1995 produced a net loss of $282,000 or $(.04) per share. The 1995 results were comprised of $818,000 of income from operations and a charge of $1,100,000 for an addition to the Investment Loss Reserve. This additional loss provision reflects the anticipated loss from the sale of the mortgage note on the JFK Airport Hotel based upon a sale finalized on March 27, 1996. The results of operations for 1994 were a net loss of $1,591,000 or $(.24) per share, comprised of $409,000 of income from operations and a charge of $2,000,000 for an addition to the Investment Loss Reserve related to the sale of the Kansas City hotel property.

         Interest income increased 4% in 1995 compared to 1994. In 1995 interest income included earnings from the six month purchase money note received upon the sale of the Kansas City property in February 1995 and increased short-term investments interest due to larger investment balances in 1995 compared to 1994. The increase in 1995 interest is net of a small decrease (5%) in the monthly interest received on the restructured mortgage on the JFK Airport Hotel. In 1994 the Corporation received court mandated payments of $150,000 a month and in 1995 under the restructured loan monthly interest payments were $143,000 a month.

         Advisory fees decreased slightly in 1995 compared to 1994 due to a reduction in the advisory agreement's base fee effective in November, 1995.

         The administrative expenses incurred in 1995 increased 5% over 1994. Included in this change was a 47% increase in the costs of the Directors' Deferred Compensation Plan due to an increase in the Corporation's stock price. There was also a 30% decrease in the cost of the D&O Insurance because of lower premiums.

         Legal Expense decreased approximately 69% in 1995 compared to 1994 due to the conclusion of the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

         Operating results from the foreclosed property in Palm Springs, California were approximately break-even for both 1995 and 1994.




         1994 versus 1993

         Results for the year ended December 31, 1994 produced a net loss of $1,591,000 or $(.24) per share, compared to 1993 net earnings of $324,000. The 1994 results were comprised of $409,000 of income from operations and a charge of $2,000,000 for an addition to the Investment Loss Reserve. This additional loss provision reflects the anticipated loss from the sale of the Kansas City property based upon a sale contract finalized in January, 1995.

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

         The total administrative expenses incurred in 1994 decreased $44,000 compared to 1993 expenses. However, in 1993 $392,000 of administrative expenses incurred were charged to the liquidation reserve, while in 1994 only $15,000 was charged to the reserve. The liquidation reserve was established in 1990 for anticipated expenses of the Corporation's plan of liquidation. The $900,000 remaining balance in the liquidation reserve was estimated to be appropriate for the anticipated expenses of the Corporation's ultimate liquidation, and, therefore, all subsequent administrative expenses were charged to operations instead of to the liquidation reserve.

         Legal Expense increased approximately 13% in 1994 compared to 1993 due to the legal activity, including several court hearings, on the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

         The combined operations from the two foreclosed properties (Palm Springs, California and Kansas City, Missouri) was a loss of approximately $600,000 in 1994 compared to a break-even in 1993. This net loss was charged to the investment loss reserve and was principally due to significantly increased operating losses at the property in Kansas City, Missouri and a decline in the net earnings from the Palm Springs, California property.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     AMERICANA HOTELS AND REALTY CORPORATION
                   Index to Financial Statements and Schedules


                                                                 Page
                                                                 ----
Independent Auditors' Report..................................    12

Financial Statements:

    Balance Sheet
          December 31, 1995 and 1994...........................   13

    Statement of Earnings
          Years ended December 31, 1995, 1994 and 1993 .........  14

    Statement of Stockholders' Equity
          Years ended December 31, 1995, 1994 and 1993.........   15

    Statement of Cash Flows
          Years ended December 31, 1995, 1994 and 1993.........   16

    Notes to Financial Statements.............................    17


Schedules:

    Schedule III, Real Estate and Accumulated Depreciation.....   25

    Schedule IV, Mortgage Loans on Real Estate...............     26


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americana Hotels and Realty Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                               KPMG Peat Marwick LLP


Boston, Massachusetts
March 28, 1996

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  Balance Sheet



                                                      December 31,
                                                      ------------
                                                   1995               1994
ASSETS                                             ----               ----

Investments held for disposition               $26,670,000        $32,090,000
Less:  Investment loss reserve                  (2,187,000)        (3,770,000)
                                               -----------        -----------
                Net investments                 24,483,000         28,320,000
Cash                                                89,000          1,140,000
Short-term investments, at cost, which
  approximates market                            4,165,000          3,446,000
Accrued interest receivable                        143,000                  -
Other assets                                        78,000            132,000
                                               -----------        -----------
                                               $28,958,000        $33,038,000



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                               $   133,000        $   258,000
Accrued fees and expenses                        1,143,000          1,101,000
Liquidation reserve                                900,000            900,000
Mortgage loan payable                            3,036,000          3,489,000
                                               -----------        -----------
                                                 5,212,000          5,748,000
                                               -----------        -----------


Stockholders' Equity

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding                   6,524,000          6,524,000
Additional paid-in capital                      21,676,000         24,938,000
Accumulated deficit                             (4,454,000)        (4,172,000)
                                               -----------        -----------
                                                23,746,000         27,290,000
                                               -----------        -----------
                                               $28,958,000        $33,038,000
                                               ===========        ===========





See notes to financial statements.

                          AMERICANA HOTELS AND REALTY CORPORATION
                                   Statement of Earnings


                                           Year Ended December 31,
                                           ----------------------
                                   1995              1994              1993
                                   ----              ----              ----
Revenues
 Interest income                 $2,053,000       $1,966,000       $1,422,000

Expenses
Advisory fees                       560,000          580,000          512,000
 Administrative expenses:
  Directors' fees                   118,000          114,000          129,000
  Deferred compensation plan        125,000           85,000           46,000
  D&O Insurance                      99,000          141,000          145,000
  Shareholder relations              66,000           57,000           69,000
  Other                             110,000           96,000          148,000
  Less: Charge to
   Liquidation reserve                    -          (15,000)        (392,000)
 Legal expenses                     157,000          499,000          441,000
                                -----------      -----------      -----------
                                  1,235,000        1,557,000        1,098,000
                                -----------      -----------      -----------

Earnings before provision
  for investment losses             818,000          409,000          324,000

Provision for investment
  losses                          1,100,000        2,000,000                -
                                -----------      -----------      -----------
Net earnings    (loss)          $  (282,000)     $(1,591,000)     $   324,000
                                ============     ============     ===========

Net earnings (loss)
   per share                          $(.04)           $(.24)            $.05

Average number of shares
   outstanding                    6,524,000        6,524,000        6,524,000





See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                        Statement of Stockholders' Equity
                  Years Ended December 31, 1995, 1994, and 1993


                              Common Stock         Additional
                          --------------------      Paid-In       Accumulated
                          Shares        Amount       Capital         Deficit
                          ------        ------       -------       -----------
Balance at
 December 31, 1992      6,524,375    $ 6,524,000   $24,938,000     $(2,905,000)

Net earnings                                                           324,000
                        ---------    -----------   -----------     -----------
Balance at
 December 31, 1993      6,524,375      6,524,000    24,938,000      (2,581,000)

Net (loss)                                                          (1,591,000)
                        ---------      ---------    ----------      ----------
Balance at
 December 31, 1994      6,524,375      6,524,000    24,938,000      (4,172,000)

Liquidating
  Distribution                                      (3,262,000)

Net (loss)                                                            (282,000)
                        ---------     ----------   -----------     ------------
Balance at
 December 31, 1995      6,524,375     $ 6,524,000   $21,676,000    $(4,454,000)
                        =========     ===========   ===========    ===========





See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             Statement Of Cash Flows

                                                    Year Ended December 31,
                                         --------------------------------------------
                                             1995             1994            1993
Cash Flows from Operating Activities

 Net earnings(loss)                      $ (282,000)       $(1,591,000)    $  324,000
 Adjustments to net earnings(loss):
  Operating losses of foreclosed
    properties charged to
    investment loss reserve                       -           (555,000)             -
  Provision for investment losses         1,100,000          2,000,000              -
 Decrease(Increase) in accrued
   interest receivable                     (143,000)            32,000         (8,000)
 Decrease in other assets                    54,000              1,000              -
 Increase(decrease) in accounts
   payable and accrued expenses             (83,000)            (6,000)        13,000
 Decrease in liquidation
   reserve                                        -            (15,000)      (392,000)
                                         ----------        -----------     ----------

Net Cash Provided by (Used in)
  Operating Activities                      646,000           (134,000)        (63,000)
                                         ----------         ----------      ----------

Cash Flows from Investing Activities
 Disposition/reduction
   of investments                         2,737,000          1,060,000          350,000
 Principal payments received                      -          3,400,000          200,000
                                         ----------         ----------      -----------

Net Cash Provided by
  Investing Activities                    2,737,000          4,460,000          550,000
                                         ----------         ----------      -----------

Cash Flows from Financing Activities
 Amortization of mortgage
   loan payable                            (453,000)          (412,000)        (375,000)
 Liquidating distributions               (3,262,000)                 -                -
                                         ------------      -----------      -----------

Net Cash Used in
  Financing Activities                   (3,715,000)          (412,000)       (375,000)
                                         ----------        -----------      -----------

Increase/(Decrease) in Cash
  and Short-term Investments               (332,000)         3,914,000         112,000

Cash and Short-term Investments
  At Beginning of the Year                4,586,000            672,000         560,000
                                         -----------       -----------      ----------

Cash and Short-term Investments
  At End of the Year                     $4,254,000        $ 4,586,000      $  672,000
                                         ==========        ===========      ==========

See notes to financial statements.

                          AMERICANA HOTELS AND REALTY CORPORATION
                               Notes to Financial Statements
                             December 31, 1995, 1994 and 1993

1.    Significant Accounting Policies

     Basis of Presentation
     The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Federal Income Taxes
     The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

     Recognition of Interest
     Interest income is reported when earned. Income is not recorded to the extent scheduled payments are delinquent by more than 60 days, or earlier should circumstances indicate collectability is uncertain.

     Fair Value of Financial Instruments
     The Corporation's financial instruments, other than debt are generally short-term in nature and contain minimal credit risk. The carrying amount of these assets and liabilities on the balance sheet are assumed to be at fair value. The Corporation's mortgage loan payable is at a fixed-rate, and when compared with borrowing rates currently available to the Corporation with similar terms, approximates fair value. The Corporation places its short-term cash investments with one financial institution. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1995 the Corporation's uninsured cash balance totaled $4,154,000.

     Foreclosed Properties
     Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of their cost or fair value at the date of acquisition. Operating losses or income of foreclosed properties, including related interest expense, are charged or credited to the investment loss reserve.

     Investment Loss Reserve
     The Corporation provides an investment loss reserve and regularly evaluates it for adequacy based upon comparing the carrying value of individual investments with their estimated net realizable value, including the estimated cost of holding the property through disposition. While it is believed that the investment loss reserve is adequate, it is reasonably possible that adjustments may be necessary in the near term.

     Preferred Stock
     The Corporation has 15,000,000 shares of $1.00 par value preferred stock authorized but not issued.

     Statement of Cash Flows
     For purposes of the statement of cash flows, the Corporation considers all short-term investments with maturities, at date of purchase, of three months or less to be cash equivalents. Cash paid for interest related to the mortgage loan payable on the foreclosed property in Palm Springs, California, which interest was charged to the property's operations, was $312,000 in 1995, $353,000 in 1994, and $390,000 in 1993.

2.    Plan of Disposition of Assets and Liquidation

     On June 28, 1988 the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation will be sold and the proceeds will be distributed to stockholders in complete liquidation and dissolution of the Corporation. The Corporation made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, $.75 per share on April 7, 1992, and $.50 per share on March 6, 1995.

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

     Aggregate fees paid to the Advisor were $560,000 in 1995, $580,000 in 1994, and $512,000 in 1993.

4.  Investments Held for Disposition

                                                               December 31,
                                                         ----------------------
                                                         1995              1994
                                                         ----              ----
    Mortgage loans:
      A first mortgage loan on a 330-room hotel
       located at the JFK Airport in New York.
       As of December 31, 1994, the loan was
       restructured as part of the Corporation's
       agreement to the borrower's Plan of
       Reorganization. The modified loan is a
       first mortgage, at 10 3/4% interest due
       December 31, 1998, extendible for up to
       two years if specific debt service
       coverage is achieved by the property.      $14,500,000       $14,500,000

    Foreclosed properties:
      482-room closed hotel in Kansas
       City, Missouri, acquired in April,
       1987, by deed in lieu of foreclosure.                -         5,000,000

      Leasehold interest in a 173-room closed
        hotel, with an operating golf course
        and subleases on approximately 500
        homesites, in Palm Springs, California,
        acquired by foreclosure in September, 1988.
        The property is subject to a first
        mortgage with a balance of $3,036,000
        at December 31, 1995.                      12,170,000        12,590,000
                                                  -----------       -----------
              Total                                26,670,000        32,090,000
    Less investment loss reserve                   (2,187,000)       (3,770,000)
                                                  -----------        ----------

              Net investments                     $24,483,000       $28,320,000
                                                  ===========       ===========


5.   Investment Loss Reserve

     The activity in the Corporation's investment loss reserve is summarized as follows:
                                                         (000's Omitted)
                                                   1995       1994        1993
                                                  ------     ------      -----

          Balance at beginning of year           $3,770     $2,325      $2,325
          Provision for losses                    1,100      2,000           -
          Amounts charged off, net               (2,683)         -           -
          Operations of foreclosed properties         -       (555)          -
                                                 ------     ------      ------
          Balance at end of year                 $2,187     $3,770      $2,325
                                                 ======     ======      ======


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

7.   Mortgage Loan Payable

     The mortgage loan payable is a first mortgage on the foreclosed property in Palm Springs, California, without recourse to the Corporation, interest at 9.5%, due in 1997. The scheduled principal amortization is approximately $500,000 for 1996, and $2,536,000 in 1997. Total mortgage interest expense paid was $312,000 in 1995, $353,000 in 1994 and $390,000 in 1993.

8.   Related Party Transactions

     During 1993, the Corporation paid $60,000 in consulting fees to Property Capital Associates, Inc., a corporation wholly owned by John A. Cervieri Jr., Chairman of the Corporation. The Corporation also paid $36,000 in consulting fees to Akin Bay Company, a partnership which is approximately 50% owned by William A. Kaynor, a director of the Corporation.

9.   Deferred Compensation Plan

     In 1983, the Corporation adopted a Directors' Deferred Compensation Plan whereby Directors may elect to defer payment of their fees until a future date. The plan included an option to allow fees to be notionally invested in the Corporation's shares. Deferred fees are credited interest at a rate of prime plus 1/2%, and as liquidating distributions are made corresponding amounts are paid on any notional share balances. Total deferred payments outstanding were $893,000 and $851,000 at December 31, 1995 and 1994, respectively.

10.  Subsequent Event

     On March 27, 1996 the Corporation received net cash proceeds of $12,276,000 on the sale of its restructured first mortgage loan on the JFK Airport Hilton. The sale resulted in a loss of $2,224,000 which was charged to the investment loss reserve in the first quarter of 1996. During 1995, the Corporation provided an addition to the investment loss reserve of $1,100,000 in anticipation of this sale, so that at December 31, 1995 the net investment balance reflected fair value based upon the terms of the actual sale.

11.  Quarterly Financial Data (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1995 and 1994.

                                          Year Ended December 31, 1995
                                 ----------------------------------------------
                                     1st         2nd        3rd        4th
                                   Quarter     Quarter    Quarter    Quarter
                                   -------     -------    -------    -------
Revenues                         $ 517,000   $ 506,000  $ 500,000  $ 530,000
Net earnings (loss)              $ 125,000   $ 168,000  $ 228,000  $(803,000)
Net earnings (loss)
  per share                           $.02        $.02       $.04      $(.12)
Cash dividends declared
  per share                              -           -          -          -
Liquidating distribution
  per share                           $.50           -          -          -


                                          Year Ended December 31, 1994
                                -----------------------------------------------
                                     1st         2nd        3rd         4th
                                   Quarter     Quarter    Quarter     Quarter
                                   -------     -------    -------     -------
Revenues                        $  500,000  $  476,000 $  495,000  $   495,000
Net earnings (loss)             $   41,000  $   56,000 $  190,000  $(1,878,000)
Net earnings (loss)
  per share                           $.01           -       $.03        $(.28)
Cash dividends declared
  per share                              -           -          -          -
Liquidating distribution
  per share                              -           -          -          -






                                          ITEM 9.

                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                         PART III

                ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information pertains to the Directors and Executive Officers of the Corporation as of March, 1996.

a) Directors
                                              Principal Occupations and
                                             Business Experience for Past
Name                          Age            Five Years and Directorships
- ----                          ---           -----------------------------
George H. Bigelow             53      President, Americana Corporation, Boston,
(President)                           Massachusetts since March 1986; Chairman, President
                                      and Chief Executive Officer, HCW Properties
                                      Incorporated, Boston, Massachusetts 1984-1986;
                                      Senior Vice President and Chief Investment Officer,
                                      Paine Webber Properties Incorporated, Boston,
                                      Massachusetts 1981-1984.

John A. Cervieri Jr. (1)      65      Managing Trustee of Property Capital
(Chairman of the Board)               Trust, Boston, Massachusetts since 1969; Chairman
                                      and President of Property Capital Associates, Inc.
                                      and its affiliates since 1971; Director of
                                      BayBanks, Inc., Boston, Massachusetts
                                      since 1980.

William A. Kaynor (1)(2)      72      Senior Counsel to law firm of Davis Polk &
                                      Wardwell, New York, 1991; Partner, Akin Bay
                                      Company, Securities, New York City, 1991-1995; Secretary
                                      and Director, Segue Software, Inc., Newton Centre,
                                      MA., 1991-1995; consultant to Unit Investment Trust
                                      Division, Merrill Lynch, Pierce Fenner & Smith,
                                      Incorporated, 1989-1990; Partner, Davis Polk &
                                      Wardwell, 1961-1989.

John F. Sexton (1)(2)         63      Chairman of the Board, Evans-McKinsey &
                                      Company, Dallas, Texas; Director, Forecast
                                      Homes; Director, Forum Retirement
                                      Partners; Chairman and Director, Mutual Equity
                                      Mortgage Company; Chief Financial Officer, Lomas
                                      Financial Corporation through 1992.

- -----------------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee

    The Corporation's By-Laws provide that at the Annual Meeting of Stockholders the stockholders shall elect directors to hold office until the next annual meeting and until their successors are elected and qualify. All individuals have served as Directors of the Corporation since 1981 except Mr. John F. Sexton who was elected in 1982, and Mr. George H. Bigelow who was elected in 1986.

b) Executive Officers

                                               Principal Occupations and
                                             Business Experience for Past
Name                           Age                  Five Years
- ----                           ---          ----------------------------
Morris W. Kellogg               48    Vice President, Treasurer, Chief Financial Officer
                                      and Secretary of the Corporation since May 1986;
                                      Vice President and Treasurer of Americana
                                      Corporation, Boston, Massachusetts since April
                                      1986; Senior Vice President and Treasurer, HCW
                                      Properties Incorporated, Boston, Massachusetts
                                      1984-1986; Senior Vice President and Treasurer,
                                      Paine Webber Properties Incorporated, Boston,
                                      Massachusetts, 1980-1984; Prior to 1980 employed by
                                      Coopers & Lybrand, Certified Public Accountants.

Terms extend until successors are duly appointed and qualified.

                              ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 21, 1996.

                                         ITEM 12.
              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 21, 1996.

                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 21, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page
(a) Documents filed as part of this report:

    1.    Financial Statements of the Corporation:

                           See Item 8 of this Form 10-K                 11

    2.    Financial Statement Schedules:

          Schedule III - Real Estate and Accumulated Depreciation       25

          Schedule IV - Mortgage Loans on Real Estate                   26

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

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     AMERICANA HOTELS AND REALTY CORPORATION
                                DECEMBER 31, 1995


                                                    Costs          Gross Amounts
                                  Initial        Capitalized     at which carried
                            Cost to Corporation  Subsequent   at Close of Period (1)(2)
                            -------------------             ---------------------------
                                  Buildings and       to              Buildings and          Date of     Accumulated      Date
Description   Encumbrances  Land  Improvements   Acquisition  Land   Improvements  Total  Construction  Depreciation(3) Acquired(4)
- -----------   ------------  ----  ------------   -----------  ----   ------------  -----  ------------  --------------  -----------

Foreclosed Property Held for Sale(5)


Canyon Resort
  Palm
  Springs, CA  $3,036,000    -    $14,500,000          -        -    $12,170,000  $12,170,000   1965        -            9/19/88



(1)      The investment loss reserve has not been reflected in this Schedule.

(2) There is a difference between cost for financial reporting purposes and cost for Federal income tax purposes on the property.

                                                        Cost           Tax
                                                        Basis         Basis
                                                       -----         -----
         Canyon Resort - Palm Springs, CA           $12,170,000    $10,500,000

(3) The property is not being depreciated, pending sale; however, the net carrying amount represents the lower of cost or fair value.

(4) The Date Acquired reflects when the direct ownership of the property was acquired.

(5)      Real estate activity is summarized as follows:

                                     1995           1994             1993
                                     ----           ----              ----

Balance at beginning of year     $17,590,000      $18,650,000     $19,000,000
  Sales/reductions                (5,420,000)      (1,060,000)       (350,000)
                                 -----------      -----------     -----------
Balance at end of year           $12,170,000      $17,590,000     $18,650,000
                                 ===========      ===========     ===========

                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                 AMERICANA HOTELS AND REALTY CORPORATION
                                            December 31, 1995

                                                                                            Principal
                                                                                            Amount of
                                                                                            Loans Subject
                                  Final      Periodic            Face           Carrying    to Delinquent
                        Interest  Maturity   Payment   Prior     Amount         Amount      Principal
Description             Rate      Date       Terms     Liens     of Loans       of Loans    or Interest
- -----------             -----      -----     ------    ------    --------       --------    -----------
Mortgage Loans:

JFK Airport Hilton     10 3/4%   12/31/00    Interest
  JFK Airport, NY                             monthly     -       $16,000,000   $14,500,000      -




 (1) For income tax purposes, the cost of the mortgage loan is approximately $17,400,000.

 (2) Activity in mortgage loans is summarized as follows:

                                     1995             1994            1993
                                     ----             ----            ----

Balance at beginning of year     $14,500,000      $17,900,000      $18,100,000
Additions during the period:
  Additions to existing
    mortgage loans                         -                -                -
  New mortgage loans                       -                -                -
Deductions during the period:
  Cost of mortgages paid off               -        3,400,000          200,000
  Foreclosures                             -                -                -
                                 -----------      -----------      -----------
Balance at end of year           $14,500,000      $14,500,000      $17,900,000
                                 ===========      ===========      ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICANA HOTELS AND REALTY CORPORATION

                                         REGISTRANT


                                         By /s/Morris W. Kellogg
                                            ---------------------
                                           Morris W. Kellogg
                                           Chief Financial Officer

March 28, 1996

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/John A. Cervieri Jr.      Chairman of the Board and
- ----------------------       Principal Executive Officer        March 28, 1996
   John A. Cervieri Jr.


/s/George H. Bigelow         Director, President and
- ----------------------       Chief Operating Officer            March 28, 1996
   George H. Bigelow


/s/William A. Kaynor         Director                           March 28, 1996
- ----------------------
   William A. Kaynor


/s/John F. Sexton            Director                           March 28, 1996
- ----------------------
   John F. Sexton


/s/Morris W. Kellogg         Vice President,                    March 28, 1996
- ---------------------        Chief Financial Officer
   Morris W. Kellogg         and Principal Accounting Officer