Form 10-Q
period 1996-03-31
AMERICANA HOTELS & REALTY CORP
filed 1996-05-14
CIK 356959

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1996

                         Commission File Number: 1-8431


                     AMERICANA HOTELS AND REALTY CORPORATION
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              MARYLAND                                         36-3163723
     ---------------------------                             ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 535 Boylston Street - 11th Floor, Boston, MA                        02116
- ----------------------------------------------                      ---------
  (Address of principal executive offices)                          (Zip Code)


                                 (617) 247-3358
                 ----------------------------------------------
               (Registrant's telephone number including area code)

                                    Unchanged
                 ----------------------------------------------
   (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of March 31, 1996, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.


================================================================================

The Exhibit Index Appears at Page 2                          Page 1 of  8 Pages
                                 ---                                   ---

                     AMERICANA HOTELS AND REALTY CORPORATION

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

        Balance Sheet -
           At March 31, 1996 and December 31, 1995                      3

        Statement of Earnings -
           Three Months Ended March 31, 1996 and 1995                   4

        Statement of Cash Flows -
           Three Months Ended March 31, 1996 and 1995                   5

        Notes to Financial Statements                                   6

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

Part II - OTHER INFORMATION

        Item 5: Other Information                                       7

        Item 6: Exhibits and Reports on Form 8-K                        7

SIGNATURES                                                              8
- ------------------------------------------------

The accompanying Financial Statements have been prepared by the Corporation ("Registrant") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted from the accompanying Financial Statements, pursuant to the Securities and Exchange Commission rules and regulations. Although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that the Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Americana Hotels and Realty Corporation Annual Report on Form 10-K for the year ended
December 31, 1995.

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

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET

                                                March 31, 1996              December 31,
                                                 (Unaudited)                     1995
                                               -----------------          ---------------
ASSETS

Investments held for disposition                  $12,170,000               $26,670,000
Less: Investment loss reserve                              --                (2,187,000)
                                                 ------------              ------------
       Net investments                             12,170,000                24,483,000
Cash                                                  107,000                    89,000
Short term investments, at cost, which
  approximate market                               16,668,000                 4,165,000
Accrued interest receivable                                --                   143,000
Other assets        ,                                  57,000                    78,000
                                                 ------------              -------------
                                                  $29,002,000               $28,958,000
                                                 ============              =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable                                   $  133,000                $  133,000
Accrued fees and expenses                           1,145,000                 1,143,000
Liquidation reserve                                   900,000                   900,000
Mortgage loan payable                               2,916,000                 3,036,000
                                                 ------------              ------------
                                                    5,094,000                 5,212,000
                                                 ------------              ------------

Stockholders' Equity

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375  shares outstanding                     6,524,000                 6,524,000
Additional paid-in capital                         21,676,000                21,676,000
Accumulated deficit                                (4,292,000)               (4,454,000)
                                                 ------------              ------------
                                                   23,908,000                23,746,000
                                                 ------------              -------------
                                                  $29,002,000               $28,958,000
                                                 ============              ============




See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       1996          1995
                                                       ----          ----

Revenue
  Interest income                                   $ 447,000     $ 517,000

Expenses
   Advisory Fees                                      115,000       145,000
     Administrative expenses:
     Directors' compensation                           45,000        99,000
     D&O Insurance                                     21,000        25,000
     Shareholder relations                             26,000        28,000
     Other                                             28,000        49,000
   Legal expenses                                      50,000        46,000
                                                    ---------     ----------
                                                      285,000       392,000
                                                    ---------     ----------
Net earnings                                        $ 162,000     $ 125,000
                                                    =========     ==========
Net earnings per share                                  $ .02         $ .02

Average number of shares
   outstanding                                      6,524,000     6,524,000


See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Quarter Ended March 31,
                                                       1996           1995
                                                      ------         -----
Cash Flows from Operating Activities:
Net earnings                                       $  162,000       $ 125,000
(Increase) decrease in accrued
  interest and rent receivable                        143,000        (162,000)
(Increase) decrease in other assets                    21,000          36,000
Increase ( decrease) in accounts
  payable and accrued expenses                          2,000         (96,000)
                                                    ----------      ----------
Net Cash Provided (Used)
  by Operating Activities                             328,000         (97,000)
                                                    ----------      ----------
Cash Flows from Investing Activities:
Disposition/reduction of investments               12,313,000         619,000
                                                   ----------      ----------
Net Cash Provided by Investing Activities          12,313,000         619,000
                                                   ----------       ---------
Cash Flows from Financing Activities:
Liquidating distribution                                   --      (3,262,000)
Amortization of mortgage loan payable                (120,000)       (109,000)

Net Cash Used by Financing Activities                (120,000)     (3,371,000)
                                                    ----------      ----------
Increase (Decrease) in Cash and
  Short-term Investments                           12,521,000      (2,849,000)
                                                   ----------      ----------
Cash and Short-term Investments
   At Beginning of the period                       4,254,000       4,586,000
                                                    ----------      ----------
Cash and Short-term Investments
   At End of the period                           $16,775,000      $1,737,000
                                                  ============    ===========



See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  March 31,1996


BASIS OF ACCOUNTING

Federal Income Taxes

The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

Foreclosed Property

The foreclosed property is a leasehold interest in the Canyon Resort in Palm Springs, California which was acquired by foreclosure in 1988.

PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988 the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to Stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENTS HELD FOR DISPOSTION

The Corporation's investments are summarized as follows:

                                              March 31,            December 31,
                                                1996                  1995
                                            --------------       ---------------
Foreclosed property                          $ 12,170,000         $ 12,170,000
Mortgage Loans                                         --           14,500,000
  Less: Investment loss reserve                        --           (2,187,000)
                                            ==============       ===============
                                             $ 12,170,000         $ 24,483,000
                                            ==============       ===============


ADVISORY AGREEMENT

Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                 March 31, 1996



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)      Liquidity and Capital Resources

        At March 31, 1996 the Corporation had $16,775,000 of cash and short-term investments.

        On March 27, 1996 the Corporation received net cash proceeds of $12,276,000 on the sale of its restructured first mortgage loan on the JFK Airport Hilton. The sale resulted in a loss of $2,224,000 which was charged to the investment loss reserve in the first quarter.


b)      Results of Operations

        Results for the first quarter of 1996 produced earnings of $162,000, compared to earnings of $125,000 in 1995.

        Interest income relates to the mortgage loan on the JFK Airport Hilton which was sold on March 27, 1996.

        Expenses decreased 28% in the first quarter of 1996 compared to 1995. There was a $30,000 reduction in the base advisory fee. Also, Directors' a compensation was $54,000 lower in 1996 compared to 1995, due to a 1995 increase in the Corporation' s common stock price which caused an upward adjustment in the cost of the stock portion of the Directors' Deferred Compensation Plan.


                          PART II - OTHER INFORMATION

ITEM 5: Other Information

        This report should be read in conjunction with the Corporation's 1995 Annual Report and Form 10-K.

ITEM 6: Exhibits and Reports on Form 8-K

        (a)  Exhibits - None

        (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICANA HOTELS AND REALTY CORPORATION
                                    Registrant

                               BY:    /s/  George H. Bigelow
                                      -----------------------------------------
                                      George H. Bigelow - President
                                      Chief Operating Officer

                               BY:    /s/  Morris W. Kellogg
                                      -----------------------------------------
                                      Morris W. Kellogg
                                      Chief Financial Officer


May 14, 1996