Form 10-Q
period 1996-06-30
AMERICANA HOTELS & REALTY CORP
filed 1996-08-13
CIK 356959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Period Ended June 30, 1996

                         Commission File Number: 1-8431

                     AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of Registrant as specified in its charter)


               Maryland                                       36-3163723
- -------------------------------                           --------------------
(State or other jurisduction of                             (I.R.S. Employer
 incorporation or organization)                            Identification NO.)


535 Boylston Street - 11th Floor, Boston, MA                     02116
- --------------------------------------------                     ------
    (Address of principal executive offices)                  (Zip Code)


                                 (617) 247-3358
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                    Unchanged
     -----------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of June 30, 1996, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.








===============================================================================

The Exhibit Index Appears at Page  2                         Page 1 of 9 Pages
                                  --                                   --

                     AMERICANA HOTELS AND REALTY CORPORATION
                                      INDEX

                                                                       Page No.
                                                                     ----------
PART  I - FINANCIAL INFORMATION

           Balance Sheet -
                 At June 30, 1996 and December 31, 1995                    3

           Statement of Earnings -
                 Three Months and Six Months Ended June 30, 1996 and 1995  4

           Statement of cash Flows -
                 Six Months Ended June 30, 1996 and 1995                   5

           Notes Financial Statements                                      6

           Management's Discussion and Analysis of Financial               7
                 Condition and Results of Operations


Part II - OTHER INFORMATION

           Item 5: Other Information                                       8

           Item 6: Exhibts and Reports on Form 8-K                         8


SIGNATURES                                                                 9


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

                         PART I -FINANCIAL INFORMATION
                    AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET

                                          June 30, 1996          December 31,
                                           (Unaudited)               1995
                                          --------------         --------------
ASSETS

Investments held for disposition        $    12,170,000        $    26,670,000
Less: Investment loss reserve                              --       (2,187,000)
                                          --------------         --------------
           Net investments                   12,170,000             24,483,000
Cash                                            154,000                 89,000
Short term investments, at cost, which
    approximates market                       3,300,000              4,165,000
Accrued interest receivable                      10,000                143,000
Other assets                                     36,000                 78,000
                                          --------------         --------------
                                        $    15,670,000        $    28,958,000
                                          ==============         ==============


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:

Accounts payable                        $       118,000        $       133,000
Accured fees and expenses                     1,056,000              1,143,000
Liquidation reserve                             900,000                900,000
Mortgage loan payable                         2,793,000              3,036,000
                                          --------------         --------------
                                              4,867,000              5,212,000
                                          --------------         --------------


Stockholders' Equity:

Common stock - $1.00 par value,
       20,000,000 shares authorized,
         6,524,000 shares outstanding         6,524,000              6,524,000
Additional paid-in capital                    8,627,000             21,676,000
Accumulated deficit                          (4,348,000)            (4,454,000)
                                          --------------         --------------
                                             10,803,000             23,746,000
                                          --------------         --------------
                                        $    15,670,000        $    28,958,000
                                          ==============         ==============
See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)

                            Three Months Ended                      Six Months Ended
                                  June 30,                              June 30,
                          ------------------------            ------------------------
                               1996         1995                   1996         1995
                               ----         ----                   ----         ----
Revenue
     Interest income     $     193,000  $   506,000           $    640,000  $ 1,023,000

Expenses
     Advisory fees             115,000      145,000                230,000      290,000
     Administrative expenses:
         Directors' fees        31,000       28,000                 59,000       60,000
         Deferred
           Compensation plan    28,000       17,000                 45,000       92,000
         D&O Insurance          21,000       25,000                 42,000       50,000
         Shareholder relations  20,000       19,000                 46,000       47,000
         Other                  23,000       41,000                 51,000       90,000
     Legal expenses             11,000       55,000                 61,000      101,000
                            -----------  -----------            -----------  -----------
                               249,000      330,000                534,000      730,000
                            -----------  -----------            -----------  -----------

Net earnings/(Loss)      $     (56,000)$    176,000           $    106,000   $   293,000
                            ===========  ===========            ===========  ===========

Net earnings/(Loss)
     per share           $          (0.$1)        0.02       $           0.  $1     0.04
                            ===========  ===========            ===========  ===========


Average number of shares
     outstanding             6,524,000    6,524,000              6,524,000    6,524,000

See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                 1996                 1995
                                                 ----                 ----


Cash Flows from Operating Activities:

Net earnings                                $      106,000       $     293,000
(Increase) decrease in accrued interest
    and rent receivable                            133,000            (143,000)
(Increase) decrease in other assets                 42,000              77,000
Increase (decrease) in accounts
    payable and accrued expenses                  (102,000)             87,000
                                              -------------        ------------

Net Cash Provided (Used)
    by Operating Activities                        179,000             140,000
                                              -------------        ------------

Cash Flows from Investing Activities:

Disposition/reduction of investments            12,313,000           2,772,000
                                              -------------        ------------
Net Cash Provided by investing Activities       12,313,000           2,772,000
                                              -------------        ------------

Cash Flows from Financing Activities:

Liquidating distribution                       (13,049,000)         (3,262,000)
Amortization of mortgage loan payable             (243,000)           (221,000)
                                              -------------        ------------

Net Cash Used by Financing Activities          (13,292,000)         (3,483,000)
                                              -------------        ------------

Increase (Decrease) in Cash and
   Short-term Investments                         (800,000)           (571,000)
                                              -------------        ------------

Cash and Short-term Investments
     At beginning of the period                  4,254,000           4,586,000
                                              -------------        ------------

Cash and Short-term Investments
     At end of the period                   $    3,454,000       $   4,015,000
                                              =============        ============

See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30,1996


BASIS OF ACCOUNTING

Federal Income Taxes

The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

Foreclosed Property

The foreclosed property is a leasehold interest in the Canyon Resort property which was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested as restricted Indian land through the United States Department of Indian Affairs. The master ground lease expires in the year 2031. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June,1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites and a private golf course and country club. The subleases have annual rentals, including fixed and percentage payments, which currently are approximately $900,000. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the Indian master lease.


PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988 the Stock holders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENTS HELD FOR DISPOSITION

The Corporation's investments are summarized as follows:

                                           June 30,          December 31,
                                             1996               1995
                                          -----------        ------------
Foreclosed property                     $ 12,170,000       $  12,170,000
Mortgage Loans                                    --          14,500,000
     Less: Investment loss reserve                --          (2,187,000)
                                          -----------        ------------
                                        $ 12,170,000       $  24,483,000
                                          ===========        ============


ADVISORY AGREEMENT
Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             June 30, 1996 6/30/1996


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)          Liquidity and Capital Resources

            At June 30, 1996 the Corporation had $ 3,454,000 of cash and short-term investments.

            On March 27, 1996 the Corporation received net cash proceeds of $12,276,000 on the sale of its restructured first mortgage loan on the JFK Airport Hilton. The sale resulted in a loss of $2,224,000 which was charged to the investment loss reserve in the first quarter. On June 18, 1996 the Corporation distributed to stockholders $ 13,049,000
            ($ 2 dollars per share) as a liquidating distribution.

            The Corporation's sole remaining real estate investment is a leasehold interest in the Canyon Resort in Palm Springs, California. In December 1989, the Corporation entered into a purchase and sale agreement to sell its leasehold interest in the property to a potential buyer who planned a major development project on and around the hotel and golf course sites. The Corporation has executed extension agreements to the purchase and sale agreement, the most recent of which was signed in November, 1994, extending the agreement through June, 1995. Although these negotiations continue, the Corporation has no evidence of the potential buyer's financing, and there can be no assurance that a closing will ultimately take place. If the potential buyer fails to obtain financing, the Corporation intends to continue to offer the property for sale to others. The price that the Corporation can attain from a sale of the leasehold interest will be dependent upon a number of factors, including the ability of the property to be exposed to the open market for a reasonable period of time. Although there can be no assurance as to the ultimate sales price that can be achieved, the Corporation currently believes the carrying value of the Canyon Resort can be recovered in a sales transaction.

            The activites at the foreclosed property in Palm Springs on the basis of cash receipts and disbursements is as follows:


                                                     Six months ended June 30
                                                   --------------------------
                                                     1996            1995
                                                   ----------      ----------

            Cash Receipts:
                Golf course receipts             $   735,000     $   659,000
                Land rents collected                 614,000         688,000
                                                   ----------      ----------
                                                   1,349,000       1,347,000

            Cash Disbursements:
                Operations                           827,000         713,000
                Mortgage interest expense            139,000         161,000
                                                   ----------      ----------
                                                     966,000         874,000

            Net cash receipts in excess
                of disbursements                 $   383,000     $   474,000
                                                   ==========      ==========

           Principal amortization on the property's mortgage loan is paid directly by the Corporation and therefore not reflected in the property's cash receipts and disbursements.

           Because the golf course is profitable only during the winter months, and the land rents are due principally in February the results for the first six months of the year are not representative of the anticipated results for the full year. The 1995 full year results were an excess of cash receipts over disbursements of approximately $230,000.

b)         Results of Operations

           Results for the second quarter of 1996 produced a loss of $ 56,000, compared to earnings of $168,000 in 1995. Results for the first half of 1996 were earnings of $ 106,000 compared to earnings of $293,000 for the first half of 1995. The substantial decline in 1996 earnings is due to the sale of the JFK Airport Hilton mortgage loan which was sold on March 27,1996.

           Interest income relates to earnings on short-term investments and the JFK Airport Hilton mortgage loan.

           Total expenses decreased 27% in the first half of 1996 compared to 1995. There was a $60,000 reduction in the base advisory fee due to a modification of the advisory agreement in November 1995. Also, deferred compensation was $47,000 lower in 1996 compared to 1995, due to a 1995 increase in the Corporation's common stock price which caused an upward adjustment in the cost of the stock portion of the directors' deferred compensation plan.
           Legal expenses have declined $40,000 due to the disposistion of the JFK Airport Hilton mortgage.

PART II - OTHER INFORMATION

ITEM 4:        Submission of Matters to a Vote of Security Holders

               At the Annual Metting of Stockholders held on May 21, 1996, George H. Bigelow, John A. Cervieri Jr., William A. Kaynor, and John F. Sexton were re-elected as Directors for terms expiring on the date of the Annual Meeting of Stockholders in 1997.


ITEM 5:        Other Information

               This report should be read in conjunction with the Corporation's 1995 Annual Report and Form 10-K.

ITEM 6:        Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICANA HOTELS AND REALTY CORPORATION
                                   ----------------------------------------
                                   Registrant


                                   BY:       /s/   George H. Bigelow
                                             ------------------------------
                                             George H. Bigelow - President
                                             Chief Operating Officer


                                   By:       /s/   Morris W. Kellogg
                                             ------------------------------
                                             Morris W. Kellogg
                                             Chief Financial Officer

Dated:       August 2, 1996