Form 10-Q
period 1996-09-30
AMERICANA HOTELS & REALTY CORP
filed 1996-11-12
CIK 356959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For Period Ended September 30, 1996

                         Commission File Number: 1-8431

                     AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of Registrant as specified in its charter)


               Maryland                                     36-3163723
--------------------------------------               -------------------------
(State or other jurisduction of                          (I.R.S. Employer
 incorporation or organization)                          Identification NO.)


535 Boylston Street - 11th Floor, Boston, MA                         02116
--------------------------------------------                     -------------
  (Address of principal executive offices)                         (Zip Code)


                                 (617) 247-3358
          -------------------------------------------------------------
               (Registrant's telephone number including area code)


                                    Unchanged
-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                       ---


As of September 30, 1996, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.








===============================================================================
The Exhibit Index Appears at Page  2                         Page 1 of  9 Pages
                                  --                                    --

                     AMERICANA HOTELS AND REALTY CORPORATION
                                      INDEX

                                                                                                        Page No.
                                                                                                      -------------
PART  I - FINANCIAL INFORMATION

             Balance Sheet -
                          At September 30, 1996 and December 31, 1995                                            3

             Statement of Earnings -
                          Three Months and Six Months Ended September 30, 1996 and 1995                          4

             Statement of cash Flows -
                          Six Months Ended September 30, 1996 and 1995                                           5

             Notes Financial Statements                                                                          6

             Management's Discussion and Analysis of Financial                                                   7
                          Condition and Results of Operations


Part II - OTHER INFORMATION

             Item 5: Other Information                                                                           8

             Item 6: Exhibts and Reports on Form 8-K                                                             8


SIGNATURES                                                                                                       9


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

                         PART I - FINANCIAL INFORMATION
                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET


                                                    September 30,               December 31,
                                                         1996                       1995
                                                     (Unaudited)
                                                   -----------------           ----------------
ASSETS
Investments held for disposition                 $       12,170,000          $      26,670,000
Less: Investment loss reserve                                    --                 (2,187,000)
                                                  -----------------           ----------------
             Net investments                             12,170,000                 24,483,000
Cash                                                        208,000                     89,000
Short term investments, at cost, which
    approximates market                                   2,200,000                  4,165,000
Accrued interest receivable                                   9,000                    143,000
Other assets                                                 14,000                     78,000
                                                  -----------------           ----------------
                                                 $       14,601,000          $      28,958,000
                                                  =================           ================


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:

Accounts payable                                 $          118,000          $         133,000
Accured fees and expenses                                   250,000                  1,143,000
Liquidation reserve                                         900,000                    900,000
Mortgage loan payable                                     2,667,000                  3,036,000
                                                  -----------------           ----------------
                                                          3,935,000                  5,212,000
                                                  -----------------           ----------------


Stockholders' Equity:

Common stock - $1.00 par value,
       20,000,000 shares authorized,
         6,524,000 shares outstanding                     6,524,000                  6,524,000
Additional paid-in capital                                8,627,000                 21,676,000
Accumulated deficit                                      (4,485,000)                (4,454,000)
                                                  -----------------           ----------------
                                                         10,666,000                 23,746,000
                                                  -----------------           ----------------
                                                 $       14,601,000          $      28,958,000
                                                  =================           ================







See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)


                                             Three Months Ended                 Nine Months Ended
                                               September 30,                       September 30,
                                      -----------------------------       -------------------------------
                                            1996           1995                1996            1995
                                            ----           ----                ----            ----


Revenue
     Interest income                 $     42,000    $     500,000       $     682,000    $  1,523,000

Expenses
     Advisory fees                        115,000          145,000             345,000         435,000
     Administrative expenses:
         Directors' fees                   20,000           28,000              79,000          88,000
         Deferred
           Compensation plan                    0           16,000              45,000         108,000
         D&O Insurance                     22,000           25,000              64,000          75,000
         Shareholder relations             10,000           11,000              56,000          58,000
         Other                             10,000            1,000              61,000          91,000
     Legal expenses                         2,000           46,000              63,000         147,000
                                     ------------    -------------       -------------    -------------
                                          179,000          272,000             713,000       1,002,000
                                     ------------    -------------       -------------    -------------

Net earnings/(Loss)                  $   (137,000)   $     228,000       $     (31,000)   $    521,000
                                     ============    =============       =============    =============

Net earnings/(Loss)
     per share                       $      (0.02)   $        0.04       $       (0.01)   $       0.08
                                     ============    =============       =============    =============


Average number of shares
     outstanding                        6,524,000        6,524,000           6,524,000       6,524,000















See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                      Nine Months Ended September 30,
                                                         1996                 1995
                                                         ----                ----



Cash Flows from Operating Activities:

Net earnings/(Loss)                                 $     (31,000)       $    521,000
(Increase) decrease in accrued interest
    and rent receivable                                   134,000            (143,000)
(Increase) decrease in other assets                        64,000             115,000
Increase (decrease) in accounts
    payable and accrued expenses                         (908,000)             87,000
                                                     -------------        ------------

Net Cash Provided (Used)
    by Operating Activities                              (741,000)            406,000
                                                     -------------        ------------

Cash Flows from Investing Activities:

Disposition/reduction of investments                   12,313,000           2,772,000
                                                     -------------        ------------
Net Cash Provided by investing Activities              12,313,000           2,772,000
                                                     -------------        ------------

Cash Flows from Financing Activities:

Liquidating distribution                              (13,049,000)         (3,262,000)
Amortization of mortgage loan payable                    (369,000)           (336,000)
                                                     -------------        ------------

Net Cash Used by Financing Activities                 (13,418,000)         (3,598,000)
                                                     -------------        ------------

Increase (Decrease) in Cash and
     Short-term Investments                            (1,846,000)           (420,000)
                                                     -------------        ------------

Cash and Short-term Investments
     At beginning of the period                         4,254,000           4,586,000
                                                     -------------        ------------

Cash and Short-term Investments
     At end of the period                           $   2,408,000        $  4,166,000
                                                     =============        ============





See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                September 30,1996


BASIS OF ACCOUNTING

Federal Income Taxes

The Corporation has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

Foreclosed Property

The foreclosed property is a leasehold interest in the Canyon Resort property which was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested as restricted Indian land through the United States Department of Indian Affairs. The master ground lease expires in the year 2031. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June,1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites and a private golf course and country club. Due to the Corporation's status as a trustee, resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the Indian master lease.


PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENTS HELD FOR DISPOSITION

The Corporation's investments are summarized as follows:

                                           September 30,          December 31,
                                               1996                   1995
                                           -------------          --------------
Foreclosed property                      $   12,170,000         $    12,170,000
Mortgage Loans                                       --              14,500,000
     Less: Investment loss reserve                   --              (2,187,000)
                                           -------------          --------------
                                         $   12,170,000         $    24,483,000
                                           =============          ==============


ADVISORY AGREEMENT
Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                               September 30, 1996


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a.            Liquidity and Capital Resources

              At September 30, 1996 the Corporation had $ 2,408,000 of cash and short-term investments.

              On March 27, 1996 the Corporation received net cash proceeds of $12,276,000 on the sale of its restructured first mortgage loan on the JFK Airport Hilton. The sale resulted in a loss of $2,224,000 which was charged to the investment loss reserve in the first quarter. On June 18, 1996 the Corporation distributed to stockholders $ 13,049,000 ($ 2.00 per share) as a liquidating distribution.

              The Corporation's sole remaining real estate investment is a leasehold interest in the Canyon Resort in Palm Springs, California. In December 1989, the Corporation entered into a purchase and sale agreement to sell its leasehold interest in the property to a potential buyer who planned a major development project on and around the hotel and golf course sites. The Corporation has executed extension agreements to the purchase and sale agreement, the most recent of which was signed in November, 1994, extending the agreement through June, 1995. Although negotiations continue, the Corporation has no evidence of the potential buyer's financing, and there can be no assurance that a closing will ultimately take place. If the potential buyer fails to obtain financing, the Corporation intends to continue to offer the property for sale to others. The price that the Corporation can attain from a sale of the leasehold interest will be dependent upon a number of factors, including the ability of the property to be exposed to the open market for a reasonable period of time. Although there can be no assurance as to the ultimate sales price that can be achieved, the Corporation currently believes the carrying value of the Canyon Resort can be recovered in a sales transaction.

b)            Results of Operations

              Results for the third quarter of 1996 produced a loss of $137,000, compared to earnings of $228,000 in 1995. Results for the first nine months of 1996 were a loss of $31,000 compared to earnings of $521,000 for the first nine months of 1995. The substantial decline in 1996 earnings is due to the sale of the JFK Airport Hilton mortgage loan which was sold on March 27,1996.

              Interest income relates to earnings on short-term investments and the JFK Airport Hilton mortgage loan.

              Total expenses decreased 29% in the first nine months of 1996 compared to 1995. There was a $90,000 reduction in the advisory fee due to a modification of the advisory agreement in November 1995. Also, deferred compensation was $63,000 lower in 1996 compared to 1995, due to a 1995 increase in the Corporation's common stock price which caused an upward adjustment in the cost of the stock portion of the directors' deferred compensation plan. Legal expenses have declined $84,000 due to the disposition of the JFK Airport Hilton mortgage loan.

PART II - OTHER INFORMATION

ITEM 4:         Submission of Matters to a Vote of Security Holders - None
                ----------------------------------------------------------

ITEM 5:         Other Information

                This report should be read in conjunction with the Corporation's 1995 Annual Report and Form 10-K.

ITEM 6:         Exhibits and Reports on Form 8-K - None
                ---------------------------------------

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

                       AMERICANA HOTELS AND REALTY CORPORATION
                       ---------------------------------------
                              Registrant


                       BY:          /s/   George H. Bigelow
                                    ------------------------------------
                                    George H. Bigelow - President
                                    Chief Operating Officer


                       By:          /s/   Morris W. Kellogg
                                    ------------------------------------
                                    Morris W. Kellogg
                                    Chief Financial Officer

Dated:       November 1, 1996