Form 10-K
period 1996-12-31
AMERICANA HOTELS & REALTY CORP
filed 1997-04-15
CIK 356959

================================================================================

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

For fiscal year ended December 31, 1996     Commission file Number 1-8431
                                    ---------
                     AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---    ---

Indicate by check mark if disclosure of filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO
               ---    ---

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 4, 1997 was approximately $4,567,000. The number of shares of common stock outstanding as of March 4, 1997 was 6,524,375.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Corporation's definitive proxy statement for the 1997 Annual Meeting of stockholders are incorporated by reference in Parts I and III hereof. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's year ended December 31, 1996.

================================================================================
Page 1 of 24                       Exhibit index located at page 11.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                                Table of Contents


                                     PART I

                                                                          PAGE

Item  1.       Business.........................................            3
Item  2.       Properties.......................................            7
Item  3.       Legal Proceedings................................            7
Item  4.       Submission Of Matters to a Vote of Security
                 Holders........................................            7

                                     PART II

Item  5.       Market For Registrant's Common
                         Equity and Related Stockholder Matters.........    8
Item  6.       Selected Financial Data..........................            8
Item  7.       Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..    9
Item  8.       Financial Statements and Supplementary Data......           11
Item  9.       Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.........   21

                                    PART III

Item 10.       Directors and Executive Officers of
                         The Registrant.................................   22
Item 11.       Executive Compensation...........................           23
Item 12.       Security Ownership of Certain Beneficial
                         Owners and Management..........................   23
Item 13.       Certain Relationships and Related Transactions...           23

                                     PART IV

Item 14.       Exhibits, and Reports on Form 8-K..................         23

                                   SIGNATURES

                                     PART I

                                ITEM 1. BUSINESS

General
-------

Americana Hotels and Realty Corporation ("AHRC" or the "Corporation") was incorporated under the laws of the State of Maryland in December 1981. The Corporation's principal business objective was investing in hotels, resorts, and other facilities in the accommodations field. The Corporation has operated as a Real Estate Investment Trust (a "REIT") under Sections 856-860 of the Internal Revenue Code since its inception.

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation (the "Plan of Liquidation") whereby all the remaining investments held by the Corporation would be disposed of and the proceeds distributed to stockholders in complete liquidation of the Corporation. Consistent with the Plan, the Corporation proceeded to dispose of its investments and has made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, $0.75 per share on April 7, 1992, $0.50 per share on March 6, 1995, and $2.00 per share on June 18, 1996. As of December 31, 1996, the Corporation's only remaining real estate investment consists of a leasehold interest in a non-operating hotel property acquired by foreclosure in Palm Springs, California.

Pursuant to an advisory agreement, Americana Corporation (the "Advisor"), advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, subject to the supervision of the Corporation's Board of Directors. The advisory agreement is more fully described herein under "Advisory Agreement".

History
-------

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

Under the Restructuring Plan, during 1986 and 1987 the Corporation disposed of or restructured all of its hotel investments, with total net losses of approximately $16.5 million charged to the Investment Loss Reserve. At the end of 1987, the Corporation held 12 hotel investments, three owned subject to a lease, three acquired by deed in lieu of foreclosure, three short-term mortgages, and three land leaseback/mortgage loans subject to a purchase option.

Plan of Disposition of Assets and Liquidation of the Corporation
----------------------------------------------------------------

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


Investment Held for Disposition
-------------------------------

At December 31, 1996 the Corporation's only remaining real estate investment was a leasehold interest in the Canyon Resort Hotel and related property in Palm Springs, California. This interest was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested in approximately 30 American Indians. The master ground lease, which expires in 2031, is administered through the United States Bureau of Indian Affairs. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June, 1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. The subleases have annual rentals, including fixed and percentage payments, which currently are approximately $900,000. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the Indian master lease.

In December 1989, the Corporation entered into an approximately $18 million purchase and sale agreement to sell its leasehold interest in the property to a potential buyer (Canyon Development) who planned a major development project on the hotel and golf course sites and adjacent properties. Among the factors which have inhibited or delayed Canyon Development's project were protracted negotiations with the Indian lessors and the Bureau of Indian Affairs regarding an extended master ground lease, difficulties in obtaining project entitlements from the City of Palm Springs, environmental and other legal challenges to the project and, most recently, difficulties in obtaining financing. Through June 1995, Canyon Development had paid a total of $2.7 million to the Corporation in non-refundable deposits and option payments in connection with the purchase of the leasehold interest. In addition, Canyon Development made substantial payments to the Indian lessors. Since June 1995, no further payments have been made to the Corporation or the Indian lessors; however, Canyon Development has on several occasions since June 1995 informed the Corporation that interim financing was being arranged and it was in the process of negotiating a financing in order to complete the acquisition of the Corporation's leasehold interest. Nevertheless, presently, the Corporation has no evidence of Canyon Development's financing, no outstanding contract with Canyon Development and no assurance that a closing will take place. In 1996 the Indian lessors instituted proceedings to terminate their contractual relationships with Canyon Development. The Corporation has put its leasehold interest back on the market for sale, but has received no acceptable offer to date.

In order to more accurately estimate the current fair value of the Palm Springs investment for the 1996 financial statements the Corporation had the fair value of the Corporation's leasehold interest independently appraised. The independent appraiser concluded that the fair value of the Corporation's leasehold interest was $6,000,000 as of February 1997. This appraised value was determined based upon the present value of the cashflows through the expiration of the master ground lease in 2031. The cashflows included the future collection of the rents from approximately 550 residential homesites, an apartment complex and a private golf course and country club; together with the operation of an improved public golf course. There was no value assigned to the closed hotel structures, nor any value for the potential renewal or extension of either the master lease or any subleases. Therefore the Corporation recorded a provision for investment losses in the 1996 financial statements to adjust the carrying value of the investment to the fair value less estimated costs to sell.


Advisory Agreement
------------------

Americana Corporation, the Advisor, administers the day-to-day operations of the Corporation and provides executive and administrative personnel, office space, and services as may be required in connection with the performance of services for the Corporation. It conducts negotiations with respect to the investments of the Corporation and provides investigation and reports as the Directors may request in formulating and modifying policies of the Corporation with respect to its investments.

The advisory agreement provides that directors, officers, or employees of the Advisor may serve as directors, officers or employees of the Corporation; and that the Advisor or any director, officer, or employee of the Advisor may engage in any other business or render services of any kind to any other entity; and that the Advisor and its affiliates will be indemnified against certain liabilities in connection with the Advisor's performance of its obligations under the advisory agreement. The Corporation's President, George H. Bigelow is the sole shareholder of the Advisor. Of the four Directors of the Corporation, only one, George H. Bigelow, is affiliated with the Advisor.

The advisory fee was modified in September, 1996 to reduce the base fee to $240,000 annually from $460,000 which was the fee in effect since November 1995. In addition to the base fee there is an incentive fee of up to 15% of proceeds in excess of defined amounts from foreclosed property dispositions. The advisory agreement can be terminated upon two months' notice by the Corporation, or six months' notice by the Advisor, and has no provision for termination fees. Aggregate fees paid to the Advisor were $405,000 in 1996, $560,000 in 1995, and $580,000 in 1994.

Employees
---------

On December 31, 1996, the Corporation had no employees. The Advisor provides all the executive and administrative personnel required by the Corporation.

Federal Income Tax
------------------

The Corporation has elected to qualify as a real estate investment trust ("REIT") under Sections 856-860 (the "REIT Provisions") of the Internal Revenue Code (the "Code"). Under the REIT Provisions a real estate investment trust is generally not subject to Federal income tax with respect to qualified income which it distributes to its stockholders.

While it is intended that the Plan of Liquidation will be carried out in a manner that will allow the Corporation to qualify under the REIT Provisions, no assurance can be given that the Corporation will not lose or terminate its status under the REIT Provisions. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Corporation's control. Should the Corporation fail to meet the requirements of the REIT Provisions it may be required to make penalty payments in order to retain its REIT status; or it could become taxable as a corporation for Federal income tax purposes and would be liable for Federal income taxes with respect to its taxable income, beginning with the taxable year in which its qualification under the REIT Provisions was terminated. However, there are existing net operating loss carryforwards of approximately $5.6 million at December 31, 1996, expiring between the years 2002 and 2012, that would be available to reduce any taxable income.

Distributions in liquidation will not be dividend income when received by stockholders. Distributions in liquidation are first used to reduce the basis of a stockholder's stock in the Corporation (non-taxable return of capital), with any excess constituting a capital gain if the stock is held as a capital asset. If the sum of all liquidating distributions is less than a stockholder's basis in his stock, the difference will constitute a capital loss. As of December 31, 1996 the Corporation had made liquidating distributions totaling $14.75 per share.



                               ITEM 2. PROPERTIES

The Corporation's assets includes one property referred to under Item 1 above, to which reference is hereby made for a description of the property.


                            ITEM 3. LEGAL PROCEEDINGS

On December 31, 1996 there were no material pending legal proceedings to which the Corporation was a party or to which any of its investments were subject.


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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Corporation's shares of common stock were traded on the New York Stock Exchange under the symbol "AHRC" from 1982 through February 17, 1997. Since then the shares have been traded on the National Association of Securities Dealers "NASD" Over The Counter Market "OTC" under the symbol "AHTC". As of January 1997, the number of stockholders known to the Corporation was approximately 700. Because a substantial number of stockholders' shares are held in custody, commonly called "Street Name", the Corporation estimates that the total number of individual stockholders is approximately 5,000. The Corporation declared quarterly dividends from commencement of business in 1982 through 1985, and has not declared dividends since 1985. The Corporation paid an initial liquidating distribution of $8.00 on August 1, 1989; a second liquidating distribution of $3.50 on December 14, 1990; a third liquidating distribution of $0.75 on April 7, 1992; a fourth liquidating distribution of $0.50 on March 6, 1995; and a fifth liquidating distribution of $2.00 on June 18, 1996.

                                          Stock Prices
                                          ------------   Liquidating
                                        High      Low   Distributions
                                        ----      ---   -------------
      1996
      ----
      Quarter Ended:
         March 31...................    $3 3/8   $2 5/8         -
         June 30....................     3 1/2    1 3/8     $2.00
         September 30...............     1 1/2    1 1/8         -
         December 31................     1 1/4    1             -

      1995
      ----
      Quarter Ended:
         March 31...................    $3 5/8   $2 7/8     $0.50
         June 30....................     3 3/8    3 1/8         -
         September 30...............     3 5/8    3             -
         December 31................     3 1/2    3 1/8         -

                         ITEM 6. SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                           1996               1995              1994             1993              1992
                                           ----               ----              ----             ----              ----
Short-Term Investments                   $ 2,400            $ 4,165           $ 3,446          $   600           $    400
Assets                                   $ 8,608            $28,958           $33,038          $35,062           $ 35,492
Mortgage Loans Payable                   $ 2,538            $ 3,036           $ 3,489          $ 3,901           $  4,276
Revenues                                 $   706            $ 2,053           $ 1,966          $ 1,422           $    534
Net Earnings (Loss)                      $(5,092)           $  (282)          $(1,591)         $   324           $  1,275
Net Earnings (Loss)
  Per Share                                $(.78)             $(.04)            $(.24)            $.05               $.20
Dividends Declared
  Per Share                                    -                  -                 -                -                  -
Liquidating Distributions
  Per Share                                 $2.00              $.50                 -                -               $.75

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)           Liquidity and Capital Resources

             At December 31, 1996 the Corporation had $2,560,000 of cash and short-term investments and one investment held for disposition.

             In February 1997, the Corporation arranged an extension of the maturity date of its $2.5 million mortgage loan which was due March 1, 1997. The Corporation will pay down the loan by $1 million and the remaining balance will be fully amortized with interest at 9.5% by monthly payments of approximately $47,900 through March 1, 2000.

             The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand. It is anticipated that the Corporation will continue to make liquidating distributions of cash to stockholders as funds are available.

b)           Results of Operations

             1996 versus 1995
             ----------------

             Results for the year ended December 31, 1996 produced a net loss of $5,092,000 or $(.78) per share, compared to a net loss of $282,000 or $(.04) per share for the year ended December 31, 1995. The 1996 results included a $800,000 credit to expenses for a change in the estimate of the ultimate costs of liquidation, and a provision of $5,770,000 for an increase to the investment loss reserve to adjust the carrying value of the Palm Springs investment to fair value less costs to sell. The 1996 net loss also reflects the substantial decline in interest income after the sale of the JFK Airport Hotel mortgage loan in March 1996.

             Interest income decreased 66% in 1996 compared to 1995. In 1995 interest income included earnings from the JFK Airport Hotel loan which was sold in March 1996, the six month purchase money note received upon the sale of the Kansas City property in February 1995 and earnings on larger short-term investments balance throughout 1995.

             Advisory fees decreased 28% in 1996 compared to 1995 due to two reductions in the advisory agreement's base fee effective in November 1995 and September 1996.

             The administrative expenses incurred in 1996 decreased 31% from 1995. Included in this change was a substantial decrease in Directors' fees and the costs of the Directors' Deferred Compensation Plan. In September 1996, the Directors reduced their annual fees to only a meeting fee and terminated the deferred compensation plan.

             In 1996 the Corporation reassessed the costs to ultimately liquidate the Corporation after the disposition of the final investment and distribution of final proceeds to stockholders. A liquidation reserve of $900,000; together with other accrued expensed totaling $300,000 had been previously estimated. Based upon the present status of the liquidation, and current cost estimates the Corporation concluded that as of December 31, 1996 a liquidation reserve of $400,000 is a reasonable estimate for the anticipated expenses of the Corporation's ultimate liquidation.

             Legal expense decreased approximately 60% in 1996 compared to 1995 due to the conclusion of the bankruptcy proceedings involving the JFK Airport Hotel mortgage loan in 1995 and the ultimate sale of the mortgage loan in March 1996.

             The net result of cash receipts and disbursements from operations of the leasehold interest in the Palm Springs property was approximately $200,000 in both 1995 and 1996. This total surplus of $400,000 was credited to the investment loss reserve at December 31, 1996.

             1995 versus 1994
             ----------------

             Results for the year ended December 31, 1995 produced a net loss of $282,000 or $(.04) per share. The 1995 results included a charge of $1,100,000 for an increase to the investment loss reserve. This additional loss provision reflected an anticipated loss from the sale of the JFK Airport Hotel mortgage note based upon a sale finalized on March 27, 1996. The results of operations for 1994 were a net loss of $1,591,000 or $(.24) per share, which included a charge of $2,000,000 for an increase to the investment loss reserve related to the sale of the Kansas City hotel foreclosed property.

             Interest income increased 4% in 1995 compared to 1994. In 1995 interest income included earnings from the six month purchase money note received upon the sale of the Kansas City property in February 1995 and increased short-term investment interest due to larger invested cash balances in 1995 compared to 1994. The increase in 1995 interest is net of a small decrease (5%) in the monthly interest received on the restructured JFK Airport Hotel mortgage loan. In 1994 the Corporation received court mandated payments of $150,000 a month and in 1995 under the restructured loan monthly interest payments were $143,000 a month.

             Advisory fees decreased slightly in 1995 compared to 1994 due to a reduction in the advisory agreement's base fee effective in November 1995.

             The administrative expenses incurred in 1995 increased 5% over 1994. Included in this change was a 47% increase in the costs of the Directors' Deferred Compensation Plan due to an increase in the Corporation's stock price, which was partially offset by a 30% decrease in the cost of the directors' and officers' insurance.

             Legal expense decreased approximately 69% in 1995 compared to 1994 due to the conclusion of the bankruptcy proceedings related to the borrower on the JFK Airport Hotel mortgage loan.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     AMERICANA HOTELS AND REALTY CORPORATION
                          Index to Financial Statements


                                                                    Page

Independent Auditors' Report..................................       12

Financial Statements:

      Balance Sheet
               December 31, 1996 and 1995........................... 13

      Statement of Earnings
               Years ended December 31, 1996, 1995 and 1994 .........14

      Statement of Stockholders' Equity
               Years ended December 31, 1996, 1995 and 1994......... 15

      Statement of Cash Flows
               Years ended December 31, 1996, 1995 and 1994 .........16

      Notes to Financial Statements.............................     17


               All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or the required information is set forth in the financial statements or notes thereto, and therefore have been omitted.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Directors and Stockholders
Americana Hotels and Realty Corporation:

We have audited the financial statements of Americana Hotels and Realty Corporation as listed in the accompanying index. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americana Hotels and Realty Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP


Boston, Massachusetts
February 27, 1997; except as to
Note 7 which is as of April 14, 1997.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  Balance Sheet



                                                    December 31,
                                              ----------------------
                                              1996              1995
                                              ----              ----
ASSETS

Investments held for disposition          $12,170,000       $26,670,000
Less:  Investment loss reserve             (6,170,000)       (2,178,000)
                                          -----------       -----------
                       Net investments      6,000,000        24,483,000
Cash                                          160,000            89,000
Short-term investments, at cost, which
  approximates market                       2,400,000         4,165,000
Accrued interest receivable                     7,000           143,000
Other assets                                   41,000            78,000
                                          -----------       -----------
                                          $ 8,608,000       $28,958,000
                                          ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses     $    65,000       $   383,000
Directors' deferred compensation                    -           893,000
Liquidation reserve                           400,000           900,000
Mortgage loan payable                       2,538,000         3,036,000
                                          -----------       -----------
                                            3,003,000         5,212,000
                                          -----------       -----------


Stockholders' Equity:

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding              6,524,000         6,524,000
Additional paid-in capital                  8,627,000        21,676,000
Accumulated deficit                        (9,546,000)       (4,454,000)
                                          -----------       -----------
                                            5,605,000        23,746,000
                                          -----------       -----------
                                          $ 8,608,000       $28,958,000
                                          ===========       ===========









See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              Statement of Earnings


                                            Year Ended December 31,
                                      ---------------------------------
                                      1996          1995           1994
                                      ----          ----           ----

REVENUES
 Interest income                   $ 706,000    $2,053,000    $1,966,000

EXPENSES
 Advisory fees                       405,000       560,000       580,000
 Administrative expenses:
   Directors' fees                    89,000       118,000       114,000
   Deferred compensation plan         45,000       125,000        85,000
   D&O Insurance                      82,000        99,000       126,000
   Shareholder relations              60,000        66,000        57,000
   Other                              84,000       110,000        96,000
   Liquidation and other
       expenses (credit)            (800,000)            -             -
 Legal expenses                       63,000       157,000       499,000
 Provision for investment
   losses                          5,770,000     1,100,000     2,000,000
                                 -----------   -----------   -----------
                                   5,798,000     2,335,000     3,557,000
                                 -----------   -----------   -----------

NET LOSS                         $(5,092,000)  $  (282,000)  $(1,591,000)
                                 ===========   ===========   ===========


Net loss per share                     $(.78)        $(.04)        $(.24)

Average number of shares
   outstanding                     6,524,000     6,524,000     6,524,000












See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                        Statement of Stockholders' Equity
                  Years Ended December 31, 1996, 1995, and 1994


                             Common Stock          Additional
                             ------------            Paid-In        Accumulated
                         Shares        Amount        Capital          Deficit
                         ------        ------      ----------       -----------
Balance at
 December 31, 1993     6,524,375     $ 6,524,000   $24,938,000     $(2,581,000)

Net (loss)                                                          (1,591,000)
                       ---------     -----------   -----------     -----------

Balance at
 December 31, 1994     6,524,375       6,524,000    24,938,000      (4,172,000)

Liquidating
  Distribution                                      (3,262,000)

Net (loss)                                                            (282,000)
                       ---------     -----------   -----------     -----------

Balance at
 December 31, 1995     6,524,375       6,524,000    21,676,000      (4,454,000)

Liquidating
  Distribution                                     (13,049,000)

Net (loss)                                                          (5,092,000)
                       ---------     -----------   -----------     -----------
Balance at
 December 31, 1996     6,524,375     $ 6,524,000   $ 8,627,000     $(9,546,000)
                       =========     ===========   ===========     ===========







See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             Statement Of Cash Flows

                                                 Year Ended December 31,
                                           ------------------------------------
                                           1996            1995            1994
                                           ----            ----            ----

Cash Flows from Operating Activities

 Net loss                              $ (5,092,000)   $   (282,000)   $ (1,591,000)
 Adjustments to net loss:
  Operations of foreclosed
    property credited (charged)
    to investment loss reserve              437,000            --          (555,000)
  Provision for investment losses         5,770,000       1,100,000       2,000,000
 Decrease(increase) in accrued
   interest receivable                      136,000        (143,000)         32,000
 Decrease in other assets                    37,000          54,000           1,000
 Decrease in accounts payable and
   accrued expenses and directors'
   deferred compensation                 (1,211,000)        (83,000)         (6,000)
 Decrease in liquidation
   reserve                                 (500,000)           --           (15,000)
                                       ------------    ------------    ------------

Net Cash Provided by (Used in)
  Operating Activities                     (423,000)        646,000        (134,000)
                                       ------------    ------------    ------------

Cash Flows from Investing Activities
 Disposition/reduction
   of investments                        12,276,000       2,737,000       1,060,000
 Principal payments received                   --              --         3,400,000
                                       ------------    ------------    ------------

Net Cash Provided by
  Investing Activities                   12,276,000       2,737,000       4,460,000
                                       ------------    ------------    ------------

Cash Flows from Financing Activities
 Amortization of mortgage
   loan payable                            (498,000)       (453,000)       (412,000)
 Liquidating distributions              (13,049,000)     (3,262,000)           --
                                       ------------    ------------    ------------

Net Cash Used in
  Financing Activities                  (13,547,000)     (3,715,000)       (412,000)
                                       ------------    ------------    ------------

Increase/(Decrease) in Cash
  and Short-term Investments             (1,694,000)       (332,000)      3,914,000

Cash and Short-term Investments
  At Beginning of the Year                4,254,000       4,586,000         672,000
                                       ------------    ------------    ------------

Cash and Short-term Investments
  At End of the Year                   $  2,560,000    $  4,254,000    $  4,586,000
                                       ============    ============    ============

See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

1.     Significant Accounting Policies

       Basis of Presentation
       ---------------------
       The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Federal Income Taxes
       --------------------
       The Corporation has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

       Fair Value of Financial Instruments
       -----------------------------------
       The Corporation's financial instruments, other than debt are generally short-term in nature and contain minimal credit risk. The carrying amount of these assets and liabilities on the balance sheet are assumed to be at fair value. The Corporation's mortgage loan payable is at a fixed-rate, and when compared with borrowing rates currently available to the Corporation with similar terms, approximates fair value. The Corporation invests its short-term cash investments with one financial institution. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1996 the Corporation's uninsured cash balance totaled $2,460,000.

       Foreclosed Properties
       ---------------------
       Properties acquired through foreclosure or a deed in lieu of foreclosure are recorded at the lower of their cost or fair value at the date of acquisition. Provision for subsequent declines in value is recorded as an increase in the investment loss reserve. Operating losses or income of foreclosed properties, including related interest expense, are charged or credited to the investment loss reserve.

       In March, 1995 the Financial Accounting Standards Board issued Statement No.121,"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which provides guidance for recognition and measurement of impairment of certain assets. The Corporation adopted Statement No.121 on January 1, 1996. Statement No.121 had no effect on the financial position or results of operations of the Corporation.

       Investment Loss Reserve
       -----------------------
       The Corporation provides an investment loss reserve and regularly evaluates it for adequacy based upon comparing the carrying value of individual investments with their estimated fair value, including the estimated cost of holding the property through disposition. While it is believed that the investment loss reserve is adequate, it is possible that adjustments may be necessary in the near term.

       Preferred Stock
       ---------------
       The Corporation has 15,000,000 shares of $1.00 par value preferred stock authorized but not issued.

       Statement of Cash Flows
       -----------------------
       For purposes of the statement of cash flows, the Corporation considers all short-term investments with maturities, at date of purchase, of three months or less to be cash equivalents. Cash paid for interest related to the mortgage loan payable on the foreclosed property in Palm Springs, California, which interest was charged to the property's operations, was $267,000 in 1996, $312,000 in 1995, and $353,000 in 1994.

2.     Plan of Disposition of Assets and Liquidation

       On June 28, 1988 the Stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation will be sold and the proceeds will be distributed to stockholders in complete liquidation and dissolution of the Corporation. The Corporation made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, $.75 per share on April 7, 1992, $.50 per share on March 6, 1995, and $2.00 per share on June 18, 1996.

3.     Advisory Agreement

       In accordance with an advisory agreement, Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors. The officers and shareholder of the Advisor are officers of the Corporation, and one of the Directors of the Corporation is the shareholder of the Advisor.

       The advisory fee was modified in September, 1996 to reduce the base fee to $240,000 annually from $460,000 which was the fee in effect since November 1995. In addition to the base fee, there is an incentive fee of up to 15% of proceeds in excess of defined amounts from foreclosed property dispositions. The advisory agreement can be terminated upon two months' notice by the Corporation, or six months' notice by the Advisor, and has no provision for termination fees. Aggregate fees paid to the Advisor were $405,000 in 1996, $560,000 in 1995, and $580,000 in 1994.

4.     Investments Held for Disposition

                                                       December 31,
                                               ----------------------------
                                                    1996            1995
                                                    ----            ----
Foreclosed property:
   Leasehold interest in Palm Springs,CA       $ 12,170,000    $ 12,170,000
Mortgage loan:
   Mortgage loan on hotel at JFK Airport, NY           --        14,500,000
                                               ------------    ------------
Total                                            12,170,000      26,670,000
Less investment loss reserve                     (6,170,000)     (2,187,000)
                                               ------------    ------------
Net investments                                $  6,000,000    $ 24,483,000
                                               ============    ============

       The foreclosed property is a leasehold interest located in Palm Springs, CA. The leasehold interest includes a 173-room closed hotel, originally constructed in 1965, an operating public golf course and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. The Corporation's interest was acquired by foreclosure in September, 1988. At December 31, 1995 the investment was recorded at the leasehold interest's fair value at the date of foreclosure less $2,700,000 of non-refundable fees and option payments received in connection with efforts to sell the investment, including $420,000 received in 1995. In February 1997, the Corporation had the leasehold interest appraised to determine the fair value of the investment. The appraised value was $6 million; and therefore an increase to the investment loss reserve was provided to adjust the net investment to fair value less estimated costs to sell at December 31, 1996. The property is subject to a first mortgage and has a cost basis for federal income tax purposes of approximately $10.2 million.

       The mortgage loan secured by a hotel located at JFK Airport, NY was a restructured first mortgage on the 330-room JFK Hilton Hotel. This loan was originally due in June 1990; but was not repaid at maturity and the borrower filed for protection under Chapter 11 of the Bankruptcy Code. In December 1994, the borrower's plan of reorganization was approved by the Bankruptcy Court, which modified the terms of the loan and reinstated the payment of interest at 10.75% with a maturity date of December 31, 1998. On March 27, 1996 the Corporation sold the loan to a third party for $12,276,000 in cash, resulting in a loss of $2,224,000 which was charged off against the investment loss reserve in 1996.


5.     Investment Loss Reserve

       The activity in the Corporation's investment loss reserve is summarized as follows:

                                                  1996         1995          1994
                                                 ------       ------        -----
Balance at beginning of year                  $2,187,000    $3,770,000    $2,325,000
Provision for losses                           5,770,000     1,100,000     2,000,000
Amounts charged off                           (2,224,000)   (2,683,000)            -
Operation of foreclosed properties               437,000             -      (555,000)
                                              ----------    ----------    ----------
Balance at end of year                        $6,170,000    $2,187,000    $3,770,000
                                              ==========    ==========    ==========

6.     Liquidation Reserve

       In 1990 the Corporation established a liquidation reserve of $2,500,000 based upon the estimated operating expenses under the Plan of Liquidation and future costs to complete the final liquidation. This estimate was based upon an anticipated two to three year period to complete the liquidation. Liquidation-related administrative expenses were charged to the liquidation reserve through December 31, 1993. The remaining balance in the liquidation reserve was $900,000 which was estimated to be the cost of the Corporation's ultimate liquidation, and, therefore, all ongoing administrative expenses were charged to operations instead of the liquidation reserve. Based upon the reduction in operations and expenses achieved during 1996, the Corporation has revised its estimated future liquidation costs and accrued expenses as of December 31, 1996. As a result, the Corporation has reduced the amount of the Liquidation Reserve by $500,000 and other accrued expenses by $300,000. These adjustments in estimate are reflected in the 1996 financial statements as a $800,000 liquidation and other expenses credit.

7.     Mortgage Loan Payable

       The mortgage loan payable is a first mortgage loan secured by the Corporation's leasehold interest in Palm Springs, CA. The loan is without recourse to the Corporation, bears interest at 9.5%, and matured on March 1, 1997. In February 1997, the Corporation reached agreement in principal with the lender to a three year extension of the maturity date of the loan; pending the approval of the ground lease lessors. The lessors' approval was received in April 1997 and the Corporation paid down the loan by $1 million with the remaining balance being fully amortized with interest at 9.5% by monthly payments of approximately $47,900 through March 1, 2000. Total mortgage interest expense paid was $267,000 in 1996, $312,000 in 1995, and $353,000 in 1994.


8.     Deferred Compensation Plan

       In 1983, the Corporation adopted a Directors' Deferred Compensation Plan whereby Directors could elect to defer payment of their fees until a future date. The plan included an option to allow fees to be notionally invested in the Corporation's shares. Deferred fees were credited interest at a rate of prime plus 1/2%, and as liquidating distributions were made corresponding amounts were paid on any notional share balances. In September 1996, the plan was terminated and deferred amounts totaling $822,000 were paid to the Directors that participated in the plan.

9.     Quarterly Financial Data (Unaudited)

       The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995.

                                   Year Ended December 31, 1996
                            -----------------------------------------------
                              1st          2nd          3rd         4th
                            Quarter      Quarter      Quarter     Quarter
                            -------      -------      -------     -------

Revenues                    $447,000   $  193,000   $   42,000  $    24,000
Net earnings (loss)         $162,000   $  (56,000)  $ (137,000) $(5,061,000)
Net earnings (loss)
  per share                 $    .02   $     (.01)  $     (.02) $      (.77)
Cash dividends declared
  per share                       --           --           --           --
Liquidating distribution
  per share                       --   $     2.00           --           --



                                   Year Ended December 31, 1995
                           -----------------------------------------------
                                1st          2nd         3rd        4th
                              Quarter      Quarter     Quarter    Quarter
                              -------      -------     -------    -------

Revenues                   $   517,000   $ 506,000   $ 500,000   $ 530,000
Net earnings (loss)        $   125,000   $ 168,000   $ 228,000   $(803,000)
Net earnings (loss)
  per share                $       .02   $     .02   $     .04   $    (.12)
Cash dividends declared
  per share                         --          --          --          --
Liquidating distribution
  per share                $       .50          --          --          --


The substantial losses incurred in the 4th quarters of both 1995 and 1996 reflect provisions to increase the investment loss reserve made as of the end of each year based upon specific subsequent events that occurred after the end of the year. The 1995 results reflect the sale of the JFK Airport mortgage loan in March 1996, and the 1996 results reflect the appraisal of the Palm Springs leasehold interest in February 1997.






                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information pertains to the Directors and Executive Officers of the Corporation as of March, 1997.

                                           Principal Occupations and
                                          Business Experience for Past
Name                     Age              Five Years and Directorships
----                     ---              ----------------------------
George H. Bigelow        54        President, Americana Corporation, Boston,
(President and Chief               Massachusetts since March 1986 and Chief
 Financial Officer)                Financial Officer since March 1997; Chairman,
                                   President and Chief Executive Officer, HCW
                                   Properties Incorporated, Boston,
                                   Massachusetts 1984-1986; Senior Vice
                                   President and Chief Investment Officer, Paine
                                   Webber Properties Incorporated, Boston,
                                   Massachusetts 1981-1984.

John A. Cervieri Jr.     66        Managing Trustee of Property Capital
(Chairman of the Board)            Trust, Boston, Massachusetts since 1969;
                                   Chairman and President of Property Capital
                                   Associates, Inc. and its affiliates since
                                   1971; Director, Bank of Boston Corporation,
                                   Director of First National Bank of Boston,
                                   Boston, Massachusetts, since 1996; Director of BayBanks, Inc., Boston, Massachusetts,
                                   1980-1996.

William A. Kaynor        73        Senior Counsel to law firm of Davis Polk &
                                   Wardwell, New York, 1991-1995; Partner, Akin
                                   Bay Company, Securities, New York City,
                                   1991-1995; Secretary and Director, Segue
                                   Software, Inc., Newton Centre, MA.,
                                   1991-1995; consultant to Unit Investment
                                   Trust Division, Merrill Lynch, Pierce Fenner
                                   & Smith, Incorporated, 1989-1990; Partner,
                                   Davis Polk & Wardwell, 1961-1989.

John F. Sexton           64        Chairman of the Board, Evans-McKinsey &
                                   Company, Dallas, Texas; Director, Forum
                                   Retirement Partners; Chairman and Director,
                                   Mutual Equity Mortgage Company; Chief
                                   Financial Officer, Lomas Financial
                                   Corporation through 1992.


      The Corporation's By-Laws provide that at the Annual Meeting of Stockholders the stockholders shall elect directors to hold office until the next annual meeting and until their successors are elected and qualify. All individuals have served as Directors of the Corporation since 1981 except Mr. John F. Sexton who was elected in 1982, and Mr. George H. Bigelow who was elected in 1986.

                         ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1997.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1997.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on May 20, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                   Page
(a)   Documents filed as part of this report:

      1.       Financial Statements of the Corporation:
               See Item 8 of this Form 10-K                         11

      2.       Financial Statement Schedules:
               All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or the required information is set forth in the financial statements or notes thereto.

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

                                       AMERICANA HOTELS AND REALTY CORPORATION

                                       REGISTRANT


                                       By /s/ George H.Bigelow
                                          -----------------------
                                           George H. Bigelow
                                          Chief Financial Officer

April 14, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ John A. Cervieri          Chairman of the Board and
----------------------------    Principal Executive Officer              March 17, 1997
   John A. Cervieri Jr.


  /s/ George H. Bigelow         Director, President and
----------------------------    Chief Operating and Financial Officer    March 17, 1997
   George H. Bigelow


  /s/ William A. Kaynor         Director                                 March 17, 1997
----------------------------
   William A. Kaynor


  /s/ John F. Sexton            Director                                 March 17, 1997
----------------------------
   John F. Sexton