Form 10-Q
period 1997-03-31
AMERICANA HOTELS & REALTY CORP
filed 1997-05-15
CIK 356959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Period Ended March 31, 1997

                         Commission File Number: 1-8431
                                                 ------

                     AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of Registrant as specified in its charter)


               Maryland                                  36-3163723
--------------------------------------           -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification NO.)


535 Boylston Street - 3rd Floor, Boston, MA               02116
-------------------------------------------           -------------
 (Address of principal executive offices)               (Zip Code)


                                 (617) 247-3358
          -------------------------------------------------------------
               (Registrant's telephone number including area code)


                                    Unchanged
 ------------------------------------------------------------------------------
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

As of March 31, 1997, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.


================================================================================
The Exhibit Index Appears at Page  2                          Page 1 of  8 Pages
                                  --                                    --

                     AMERICANA HOTELS AND REALTY CORPORATION
                                      INDEX

                                                                  Page No.
                                                                 -------------
PART  I - FINANCIAL INFORMATION

      Balance Sheet -
                   At March 31, 1997 and December 31, 1996           3

      Statement of Earnings -
                   Three Months Ended  March 31, 1997 and 1996       4

      Statement of Cash Flows -
                   Three Months Ended  March 31, 1997 and 1996       5

      Notes to Financial Statements                                  6

      Management's Discussion and Analysis of Financial              7
                   Condition and Results of Operations


Part II - OTHER INFORMATION

      Item 5: Other Information                                      8

      Item 6: Exhibits and Reports on Form 8-K                       8


SIGNATURES                                                           9


The accompanying Financial Statements have been prepared by the Corporation ("Registrant") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted from the accompanying Financial Statements, pursuant to the Securities and Exchange Commission rules and regulations. Although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that the Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Americana Hotels and Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

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

                         PART I - FINANCIAL INFORMATION
                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET



                                                 March 31, 1997         December 31,
                                                   (Unaudited)              1996
                                                ------------------   ----------------
ASSETS
Investment held for disposition                  $ 12,170,000           $ 12,170,000
Less: Investment loss reserve                      (6,170,000)            (6,170,000)
                                                   -----------            -----------
             Net investments                        6,000,000              6,000,000
Cash                                                  457,000                160,000
Short term investments, at cost, which
    approximates market                             2,550,000              2,400,000
Accrued interest receivable                             3,000                  7,000
Other assets                                           30,000                 41,000
                                                   -----------            -----------
                                                 $  9,040,000           $  8,608,000
                                                   ===========            ===========



LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:

Accounts payable
    and accrued expenses                         $     46,000           $     65,000
Foreclosed property liabilities, net                  423,000                     --
Liquidation reserve                                   400,000                400,000
Mortgage loan payable                               2,407,000              2,538,000
                                                   -----------            -----------
                                                    3,276,000              3,003,000
                                                   -----------            -----------


Stockholders' Equity:

Common stock - $1.00 par value,
       20,000,000 shares authorized,
         6,524,000 shares outstanding               6,524,000              6,524,000
Additional paid-in capital                          8,627,000              8,627,000
Accumulated deficit                                (9,387,000)            (9,546,000)
                                                   -----------            -----------
                                                    5,764,000              5,605,000
                                                   -----------            -----------
                                                 $  9,040,000           $  8,608,000
                                                   ===========            ===========


See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)


                                                 Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                   1997           1996
                                                   ----           ----


Revenue
     Interest income                          $      23,000   $    447,000

Expenses
     Advisory fees                                   60,000        115,000
     Directors' compensation                         30,000         45,000
     D&O Insurance                                   11,000         21,000
     Shareholder relations                            9,000         26,000
     Other                                           36,000         28,000
     Legal expenses                                  17,000         50,000
                                               ------------    -----------
                                                    163,000        285,000
Net income from foreclosed property                 299,000             --
                                               ------------    -----------
Net earnings                                  $     159,000   $    162,000
                                               ============    ===========

Net earnings per share                        $        0.02   $       0.02
                                               ============    ===========


Average number of shares outstanding              6,524,000      6,524,000







See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                 1997                1996
                                                                 ----                ----

Cash Flows from Operating Activities:

Net earnings                                               $     159,000         $   162,000
Decrease in accrued interest receivable                            4,000             143,000
Decrease in other assets                                          11,000              21,000
Increase (decrease) in accounts
    payable and accrued expenses                                 (19,000)              2,000
Increase in foreclosed property
    liabilities, net                                             423,000                  --
                                                            -------------         -----------

Net Cash Provided (Used)
    by Operating Activities                                      578,000             328,000
                                                            -------------         -----------

Cash Flows from Investing Activities:

Disposition/reduction of investments                                  --          12,313,000
                                                            -------------         -----------
Net Cash Provided by investing Activities                             --          12,313,000
                                                            -------------         -----------

Cash Flows from Financing Activities:

Amortization of mortgage loan payable                           (131,000)           (120,000)
                                                            -------------         -----------
Net Cash Used by Financing Activities                           (131,000)           (120,000)
                                                            -------------         -----------

Increase (Decrease) in Cash and
   Short-term Investments                                        447,000          12,521,000
                                                            -------------         -----------

Cash and Short-term Investments
     At beginning of the period                                2,560,000           4,254,000
                                                            -------------         -----------

Cash and Short-term Investments
     At end of the period                                  $   3,007,000         $16,775,000
                                                            =============         ===========





See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997


BASIS OF ACCOUNTING

Federal Income Taxes

The Corporation has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

Foreclosed Property

Property acquired through foreclosure is recorded at the lower of cost or fair value at date of acquisition. Provision for subsequent decline in value is recorded as an increase in the investment loss reserve.

PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to stockholders in complete liquidation and dissolution of the Corporation.


INVESTMENT HELD FOR DISPOSITION

The investment held for disposition is a leasehold interest in the Canyon Resort in Palm Springs, CA which was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested as restricted Indian land through the United States Department of Indian Affairs. The master ground lease expires in the year 2031. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June,1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the Indian master lease.


ADVISORY AGREEMENT

Americana Corporation (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                 March 31, 1997

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)               Liquidity and Capital Resources

                 At March 31, 1997 the Corporation had $ 2,285,000 of cash and short-term investments. On April 14, 1997 the Corporation paid down the mortgage loan payable by $ 1,000,000 as part of a three year extension of the maturity date to March 1, 2000.

                 The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand and cash generated by the investment held for disposition in Palm Springs, CA.

b)               Results of Operations

                 Results for the first quarter of 1997 produced a net loss of $ 140,000, compared to earnings of $162,000 in 1996.

                 Interest income in 1997 was solely from short-term investments; while in 1996 interest income also included interest related to the mortgage loan on the JFK Airport Hilton which was sold on March 27, 1996.

                 Expenses decreased 43% in the first quarter of 1997 compared to 1996. There was a $55,000 decrease in the advisory fee due to a September, 1996 change in the advisory agreement. Directors' compensation was $15,000 lower in 1997 compared to 1996, due to a change in Directors' fees.

                 The Corporation's foreclosed property is the leasehold interest in the Canyon Resort in Palm Springs, CA, The Corporation is seeking to dispose of this investment, but as of March 31, 1997 has received no acceptable offer. The Corporation acquired the leasehold interest as a trustee resulting from a foreclosure sale in 1988. In its status as trustee, the Corporation has supervised the operations of the property, which connsists of a 173 room hotel and convention center which have been closed since 1987, an operating public golf course, and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club.

                 The results of the operations of the foreclosed property for the first three months of 1997 were as follows:

                          Sublease rentals earned                    $231,000
                          Golf course net receipts from manager       203,000
                          Other income and fees                        15,000
                                                                    ----------
                                                                      449,000

                          Mortgage interest expense                    59,000
                          Real estate taxes                            42,000
                          Legal and other expenses                     49,000
                                                                    ----------
                                                                      150,000

                          Net income from foreclosed property        $299,000
                                                                    ==========


                Most of the sublease rentals are fixed rents and those that are percentage rents are based upon results which are generally predictable, therefore sublease rentals are earned evenly throughout the year. The golf course operation is highly seasonal, with most of the revenue received during the winter months, and the operation running at a deficit during the rest of the year.


PART II - OTHER INFORMATION

ITEM 4:              Submission of Matters to a Vote of Security Holders - None
                     ---------------------------------------------------

ITEM 5:              Other Information
                     -----------------

                     This report should be read in conjunction with the Corporation's 1996 Annual Report and Form 10-K.

ITEM 6:              Exhibits and Reports on Form 8-K - None
                     --------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICANA HOTELS AND REALTY CORPORATION
                       ---------------------------------------------------
                          Registrant


                       BY:   /s/   George H. Bigelow
                             -------------------------------------
                             George H. Bigelow - President
                             Chief Operating Officer and Treasurer






Dated:     May 13, 1997