Form 10-Q
period 1997-06-30
AMERICANA HOTELS & REALTY CORP
filed 1997-08-12
CIK 356959

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Period Ended June 30, 1997

                         Commission File Number: 1-8431
                                                 ------

                     AMERICANA HOTELS AND REALTY CORPORATION
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

               Maryland                                      36-3163723
--------------------------------------                -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


535 Boylston Street - 3rd Floor, Boston, MA                           02116
-------------------------------------------                        ------------
    (Address of principal executive offices)                       (Zip Code)


                                 (617) 247-3358
         --------------------------------------------------------------
               (Registrant's telephone number including area code)


                                    Unchanged
        ----------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                      ---
As of June 30, 1997, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.


================================================================================
The Exhibit Index Appears at Page  2                       Page 1 of  8 Pages

                     AMERICANA HOTELS AND REALTY CORPORATION
                                      INDEX

                                                                                                             Page No.
                                                                                                          ------------
PART  I - FINANCIAL INFORMATION

             Balance Sheet -
                          At June 30, 1997 and December 31, 1996                                              3

             Statement of Earnings -
                          Three Months and Six Months Ended June 30, 1997 and 1996                            4

             Statement of Cash Flows -
                          Six Months Ended June 30, 1997 and 1996                                             5

             Notes to Financial Statements                                                                    6

             Management's Discussion and Analysis of Financial                                                7
                          Condition and Results of Operations


Part II - OTHER INFORMATION

             Item 5: Other Information                                                                        8

             Item 6: Exhibits and Reports on Form 8-K                                                         8


SIGNATURES                                                                                                    9


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

                         PART I - FINANCIAL INFORMATION
                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET


                                                      June 30, 1997            December 31,
                                                       (Unaudited)                1996
                                                    --------------            -------------
ASSETS

Investment held for disposition                    $    12,170,000           $   12,170,000
Less: Investment loss reserve                           (6,170,000)              (6,170,000)
                                                    --------------            -------------
             Net investments                             6,000,000                6,000,000
Cash                                                       299,000                  160,000
Short term investments, at cost, which
    approximates market                                  1,400,000                2,400,000
Accrued interest receivable                                  4,000                    7,000
Other assets                                                19,000                   41,000
                                                    --------------            -------------
                                                   $     7,722,000           $    8,608,000
                                                    ==============            =============


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:

Accounts payable
    and accrued expenses                           $        40,000           $       65,000
Foreclosed property liabilities, net                       264,000                       --
Liquidation reserve                                        400,000                  400,000
Mortgage loan payable                                    1,348,000                2,538,000
                                                    --------------            -------------
                                                         2,052,000                3,003,000
                                                    --------------            -------------


Stockholders' Equity:

Common stock - $1.00 par value,
       20,000,000 shares authorized,
         6,524,000 shares outstanding                    6,524,000                6,524,000
Additional paid-in capital                               8,627,000                8,627,000
Accumulated deficit                                     (9,481,000)              (9,546,000)
                                                    --------------            -------------
                                                         5,670,000                5,605,000
                                                    --------------            -------------
                                                   $     7,722,000           $    8,608,000
                                                    ==============            =============


See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)



                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                   -------------------                -------------------
                                                  1997          1996                  1997           1996
                                                  ----          ----                  ----           ----
Revenue
     Interest income                        $      16,000   $     193,000        $      39,000   $       640,000
     Revenue from foreclosed
       property                                   139,000              --              588,000                --
                                             ------------    ------------          -----------    --------------
                                                  155,000         193,000              627,000           640,000

Expenses
     Advisory fees                                 60,000         115,000              120,000           230,000
     Administrative expenses:
       Directors' fees                             10,000          31,000               40,000            59,000
       Deferred
          Compensation Plan                            --          28,000                   --            45,000
       D&O Insurance                               11,000          21,000               22,000            42,000
       Shareholder relations                       21,000          20,000               30,000            46,000
       Other                                       23,000          23,000               59,000            51,000
     Legal expenses                                 1,000          11,000               18,000            61,000
     Expenses from foreclosed
       property                                   123,000              --              273,000                --
                                             ------------    ------------          -----------    --------------
                                                  249,000         249,000              562,000           534,000

Net earnings (loss)                         $     (94,000)  $     (56,000)        $     65,000   $       106,000
                                             ============    ============          ===========    ==============

Net earnings (loss) per share               $        (.01)  $        (.01)        $       (.01)   $         (.01)
                                             ============    ============          ===========    ==============


Average number of shares outstanding            6,524,000       6,524,000            6,524,000         6,524,000


See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Six Months Ended June 30,
                                                      -------------------------------------
                                                         1997                     1996
                                                         -----                    ----
Cash Flows from Operating Activities:

Net earnings                                          $      65,000          $      106,000
(Increase) decrease in accrued interest
  and rent receivable                                         3,000                 133,000
(Increase) decrease in other assets                          22,000                  42,000
Increase (decrease) in accounts
  payable and accrued expenses                              (25,000)               (102,000)
Increase in foreclosed property
  liabilities, net                                          264,000                      --
                                                        -----------            ------------

Net Cash Provided (Used)
  by Operating Activities                                   329,000                 179,000
                                                        -----------            ------------

Cash Flows from Investing Activities:

Disposition/reduction of investments                             --              12,313,000
                                                        -----------            ------------
Net Cash Provided by investing Activities                        --              12,313,000
                                                        -----------            ------------

Cash Flows from Financing Activities:

Liquidating distribution                                         --             (13,049,000)
Amortization of mortgage loan payable                    (1,190,000)               (243,000)
                                                        -----------            ------------

Net Cash Used by Financing Activities                    (1,190,000)            (13,292,000)
                                                        -----------            ------------

Increase (Decrease) in Cash and
   Short-term Investments                                  (861,000)               (800,000)
                                                        -----------            ------------

Cash and Short-term Investments
   At beginning of the period                             2,560,000               4,254,000
                                                        -----------            ------------

Cash and Short-term Investments
   At end of the period                               $   1,699,000          $    3,454,000
                                                        ===========            ============





See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30,1997


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

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  June 30, 1997

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

a)   Liquidity and Capital Resources

     At June 30, 1997 the Corporation had $1,699,000 of cash and short-term investments.

     On April 14, 1997 the Corporation paid down the mortgage loan payable by $1,000,000 as a part of a three year extension of the maturity date to March 1, 2000.

     The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand and cash generated by the investment held for disposition in Palm Springs, CA.

b)   Results of Operations

     Results for the second quarter of 1997 produced a loss of $94,000, compared to a loss of $56,000 in 1996. Results for the first half of 1997 were earnings of $65,000 compared to earnings of $106,000 for the first half of 1996.

     Interest income in 1997 was solely from short-term investments; while in 1996 interest income also included interest related to the JFK Airport Hilton mortgage loan which was sold on March 27, 1996.

     Expenses decreased 45% in the first half of 1997 compared to 1996. There was a $110,000 decrease in the advisory fee due to a September, 1996 change in the advisory agreement. Directors' compensation was $19,000 lower in 1997 compared to 1996, due to a change in Director' fees.

     The Corporation's foreclosed property is the leasehold interest in the Canyon Resort in Palm Springs, CA. The Corporation is seeking to dispose of this investment, but as of June 30, 1997 has received no acceptable offer. The Corporation acquired the leasehold interest as a trustee resulting from a foreclosure sale in 1988. In its status as trustee, the Corporation has supervised the operations of the property, which consists of a 173 room hotel and convention center which have been closed since 1987, an operating public golf course, and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club.

     The results of the operations of the foreclosed property for the first six months of 1997 were as follows:

            Sublease rentals earned                            $   462,000
            Golf course net receipts from manager                   95,000
            Other income and fees                                   31,000
                                                                ----------
                                                                   588,000

            Mortgage interest expense                               85,000
            Real estate taxes                                       83,000
            Legal, insurance and other expenses                    105,000
                                                                ----------
                                                                   273,000
                                                                ----------

            Net income from foreclosed property                $   315,000
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



PART II - OTHER INFORMATION

ITEM 4:   Submission of Matters to a Vote of Security Holders 4:

          At the Annual Meeting of Stockholders held on May 20, 1997, George H. Bigelow, John A. Cervieri Jr., William A. Kaynor, and John F. Sexton were re-elected as Directors for terms expiring on the date of the Annual Meeting of Stockholders in 1998.

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



Dated:     August 11, 1997