Form 10-Q
period 1997-09-30
AMERICANA HOTELS & REALTY CORP
filed 1997-11-12
CIK 356959

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For Period Ended September 30, 1997

                         Commission File Number: 1-8431

                     AMERICANA HOTELS AND REALTY CORPORATION
             (Exact name of Registrant as specified in its charter)


            Maryland                                         36-3163723
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification NO.)


535 Boylston Street - 3rd Floor, Boston, MA                     02116
-------------------------------------------                  ------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of September 30, 1997, Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.








================================================================================
The Exhibit Index Appears at Page  2                          Page 1 of  9 Pages

                     AMERICANA HOTELS AND REALTY CORPORATION
                                      INDEX

                                                                       Page No.
                                                                       --------
PART  I - FINANCIAL INFORMATION

          Balance Sheet -
                       At September 30, 1997 and December 31, 1996         3

          Statement of Earnings -
                       Three Months and Nine Months Ended
                       September 30, 1997 and 1996                         4

          Statement of Cash Flows -
                       Nine Months Ended September 30, 1997 and 1996       5

          Notes to Financial Statements                                    6

          Management's Discussion and Analysis of Financial                7
                       Condition and Results of Operations


Part II - OTHER INFORMATION

          Item 5: Other Information                                        8

          Item 6: Exhibits and Reports on Form 8-K                         8

SIGNATURES                                                                 9


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

                         PART I - FINANCIAL INFORMATION
                     AMERICANA HOTELS AND REALTY CORPORATION
                                  BALANCE SHEET


                                            September 30, 1997    December 31,
                                                (Unaudited)          1996
                                            ------------------   ------------
ASSETS

Investment held for disposition                $12,170,000       $12,170,000
Less: Investment loss reserve                   (6,170,000)       (6,170,000)
                                               -----------       -----------
             Net investment                      6,000,000         6,000,000
Cash                                               138,000           160,000
Short term investments, at cost, which
    approximates market                          1,150,000         2,400,000
Accrued interest receivable                          4,000             7,000
Other assets                                         7,000            41,000
                                               -----------       -----------
                                               $ 7,299,000       $ 8,608,000
                                               ===========       ===========


LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:

Accounts payable
    and accrued expenses                       $    55,000       $    65,000
Foreclosed property liabilities, net                98,000                --
Liquidation reserve                                400,000           400,000
Mortgage loan payable                            1,236,000         2,538,000
                                               -----------       -----------
                                                 1,789,000         3,003,000
                                               -----------       -----------


Stockholders' Equity:

Common stock - $1.00 par value,
       20,000,000 shares authorized,
         6,524,000 shares outstanding            6,524,000         6,524,000
Additional paid-in capital                       8,627,000         8,627,000
Accumulated deficit                             (9,641,000)       (9,546,000)
                                               -----------       -----------
                                                 5,510,000         5,605,000
                                               -----------       -----------
                                               $ 7,299,000       $ 8,608,000
                                               ===========       ===========



See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              STATEMENT OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                    ------------------------            ------------------------
                                                      1997           1996                 1997            1996
                                                      ----           ----                 ----            ----
Revenue
     Interest income                                $  13,000     $  42,000             $ 52,000        $682,000
     Revenue from foreclosed
          property                                    113,000            --              701,000              --
                                                    ---------     ---------             --------        --------
                                                      126,000        42,000              753,000         682,000

Expenses
     Advisory fees                                     60,000       115,000              180,000         345,000
     Administrative expenses:
       Directors' fees                                 20,000        20,000               60,000          79,000
       Deferred
          Compensation Plan                                --            --                   --          45,000
       D&O Insurance                                   12,000        22,000               34,000          64,000
       Shareholder relations                           10,000        10,000               40,000          56,000
       Other                                            2,000        10,000               61,000          61,000
     Legal expenses                                     3,000         2,000               21,000          63,000
     Expenses from foreclosed
          property                                    179,000            --              452,000              --
                                                    ---------     ---------             --------        --------
                                                      286,000       179,000              848,000         713,000

Net earnings (loss)                                 $(160,000)    $(137,000)            $(95,000)       $(31,000)
                                                    =========     =========             ========        ========

Net earnings (loss) per share                       $    (.02)    $    (.02)            $   (.01)       $   (.01)
                                                    =========     =========             ========        ========


Average number of shares outstanding                6,524,000     6,524,000            6,524,000       6,524,000



See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1997                1996
                                                  ----                ----
Cash Flows from Operating Activities:

Net earnings (loss)                            $   (95,000)      $    (31,000)
(Increase) decrease in accrued interest
    and rent receivable                              3,000            134,000
(Increase) decrease in other assets                 34,000             64,000
Increase (decrease) in accounts
    payable and accrued expenses                   (10,000)          (908,000)
Increase in foreclosed property
    liabilities, net                                98,000                 --
                                               -----------       ------------

Net Cash Provided (Used)
    by Operating Activities                         30,000           (741,000)
                                               -----------       ------------

Cash Flows from Investing Activities:

Disposition/reduction of investments                    --         12,313,000
                                               -----------       ------------
Net Cash Provided by investing Activities               --         12,313,000
                                               -----------       ------------

Cash Flows from Financing Activities:

Liquidating distribution                                --        (13,049,000)
Amortization of mortgage loan payable           (1,302,000)          (369,000)
                                               -----------       ------------

Net Cash Used by Financing Activities           (1,302,000)       (13,418,000)
                                               -----------       ------------

Increase (Decrease) in Cash and
   Short-term Investments                       (1,272,000)        (1,846,000)
                                               -----------       ------------

Cash and Short-term Investments
     At beginning of the period                  2,560,000          4,254,000
                                               -----------       ------------

Cash and Short-term Investments
     At end of the period                      $ 1,288,000       $  2,408,000
                                               ===========       ============


See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                September 30,1997


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

                     AMERICANA HOTELS AND REALTY CORPORATION
                               September 30, 1997

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

a)        Liquidity and Capital Resources

          At September 30, 1997 the Corporation had $1,288,000 of cash and short-term investments.

          On April 14, 1997 the Corporation paid down the mortgage loan payable by $1,000,000 as a part of a three year extension of the maturity date to March 1, 2000.

          The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand and cash generated by the investment held for disposition in Palm Springs, CA.

b)        Sale of Trademarks and License

          On September 30, 1997 the Corporation entered into an agreement with ATX, Inc. of Dallas, TX whereby the Corporation will form a new wholly owned subsidiary and sell the rights to the name "Americana" and all trademarks for consideration of $300,000 and approximately 65,000 shares of the new corporation. ATX will invest $1,600,000 and will own approximately 70% of the stock of the new company. The Agreement anticipates a closing in January 1998 at which time the shares of the new company will be distributed to the Corporation's shareholders.

c)        Results of Operations

          The 1997 operating results incorporate the revenues and expenses from the foreclosed property in Palm Springs, CA, which are not included in the 1996 figures.

          Results for the third quarter of 1997 produced a loss of $160,000, compared to a loss of $137,000 in 1996. Results for the first nine months of 1997 was a loss of $95,000 compared to a loss of $31,000 for the first nine months of 1996.

          Interest income in 1997 was solely from short-term investments; while in 1996 interest income also included interest related to the JFK Airport Hilton mortgage loan which was sold on March 27, 1996.

          Corporate expenses, unrelated to the foreclosed property, decreased 45% in the first nine months of 1997 compared to 1996. There was a $165,000 decrease in the advisory fee due to a September, 1996 change in the advisory agreement. Directors' fees and deferred compensation plan expense were $64,000 lower in 1997 compared to 1996, due to a reduction in Director's fees and termination of the deferred compensation plan.

          The Corporation's foreclosed property is the leasehold interest in the Canyon Resort in Palm Springs, CA. The Corporation is seeking to dispose of this investment, but as of September 30, 1997 has received no acceptable offer. The Corporation acquired the leasehold interest as a trustee resulting from a foreclosure sale in 1988. In its status as trustee, the Corporation has supervised the operations of the property, which consists of a 173 room hotel and convention center which have been closed since 1987, an operating public golf course, and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club.

          The results of the operations of the foreclosed property for the first nine months of 1997 were as follows:

          Sublease rentals earned                              $693,000
          Golf course net receipts from manager                 (36,000)
          Other income and fees                                  44,000
                                                               --------
                                                                701,000

          Mortgage interest expense                             116,000
          Real estate taxes                                     125,000
          Legal, insurance and other expenses                   211,000
                                                               --------
                                                                452,000
                                                               --------

          Net income from foreclosed property                  $249,000
                                                               ========


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

                                   AMERICANA HOTELS AND REALTY CORPORATION
                                   ---------------------------------------
                                        Registrant


                                   BY:    /s/   George H. Bigelow
                                          --------------------------------
                                          George H. Bigelow - President
                                          Chief Operating Officer and Treasurer




Dated:     November 11, 1997