Form 10-K
period 1997-12-31
AMERICANA HOTELS & REALTY CORP
filed 1998-03-27
CIK 356959

--------------------------------------------------------------------------------

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

For fiscal year ended December 31, 1997          Commission file Number 1-8431

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO    .
                      ---     ---

Indicate by check mark if disclosure of filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. YES  X   NO    .
               ---     ---

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 5, 1998 was approximately $4,900,000. The number of shares of common stock outstanding as of March 5, 1998 was 6,524,375.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement for the 1998 Annual Meeting of stockholders are incorporated by reference in Parts I and III hereof. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the registrant's year ended December 31, 1997.

--------------------------------------------------------------------------------
Page 1 of 25           Exhibit index located at page 12.

                     AMERICANA HOTELS AND REALTY CORPORATION
                          1997 FORM 10-K ANNUAL REPORT
                                Table of Contents

                                     PART I

                                                                          PAGE

Item  1.  Business                                                          3
Item  2.  Properties                                                        6
Item  3.  Legal Proceedings                                                 7
Item  4.  Submission of Matters to a Vote of Security Holders               7

                                     PART II

Item  5.  Market For Registrant's Common Equity and Related                 8
               Stockholder Matter
Item  6.  Selected Financial Data                                           8
Item  7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    9
Item  8.  Financial Statements and Supplementary Data                      12
Item  9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                     22

                                    PART III

Item 10.  Directors and Executive Officers of The Registrant               22
Item 11.  Executive Compensation                                           23
Item 12.  Security Ownership of Certain Beneficial Owners and Management   23
Item 13.  Certain Relationships and Related Transactions                   23

                                     PART IV

Item 14.  Exhibits, and Reports on Form 8-K                                24

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

On June 28, 1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation (the "Plan of Liquidation") whereby all the remaining investments held by the Corporation would be disposed of and the proceeds distributed to stockholders in complete liquidation of the Corporation. Consistent with the Plan, the Corporation proceeded to dispose of its investments and has made liquidating distributions of $8.00 per share on August 1, 1989, $3.50 per share on December 14, 1990, $0.75 per share on April 7, 1992, $0.50 per share on March 6, 1995, and $2.00 per share on June 18, 1996. As of December 31, 1997, the Corporation's only remaining real estate investment consists of a leasehold interest in a non-operating hotel property acquired by foreclosure in Palm Springs, California.

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

Under the Restructuring Plan, during 1986 and 1987, the Corporation disposed of or restructured all of its hotel investments, with total net losses of approximately $16.5 million charged to the Investment Loss Reserve. At the end of 1987, the Corporation held 12 hotel investments, three owned subject to a lease, three acquired by deed in lieu of foreclosure, three short-term mortgages, and three land leaseback/mortgage loans subject to a purchase option.

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

Under the Plan of Disposition of Assets and Liquidation, the Corporation disposed of its interests in three properties during 1988; three properties during 1989; two properties in 1990; and one property in 1992, 1994 and 1995. In March 1996 the Corporation sold its restructured first mortgage loan on the JFK Airport Hilton.

Investment Held for Disposition
-------------------------------
At December 31, 1997 the Corporation's only remaining real estate investment was a leasehold interest in the Canyon Resort Hotel and related property in Palm Springs, California. This interest was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested in approximately 30 Native Americans. The master ground lease, which expires in 2031, is administered through the United States Bureau of Indian Affairs. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June, 1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. The subleases have annual rentals, including fixed and percentage payments, which currently equal approximately $1 Million. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not paying ground rent under the master ground lease.

In December 1989, the Corporation entered into an approximately $18 million purchase and sale agreement to sell its leasehold interest in the property to a potential buyer (Canyon Development) who planned a major development project on the hotel and golf course sites and adjacent properties. Among the factors which inhibited or delayed Canyon Development's project were protracted negotiations with the ground lessors and the Bureau of Indian Affairs regarding an extended master ground lease, difficulties in obtaining project entitlements from the City of Palm Springs, environmental and legal challenges to the project and, difficulties in obtaining financing. Through June 1995, Canyon Development had paid a total of $2.7 million to the Corporation in non-refundable deposits and option payments in connection with the purchase of the leasehold interest. In addition, Canyon Development made substantial payments to the ground lessors. Since June 1995, no payments had been made to the Corporation or the ground lessors; however, Canyon Development on several occasions informed the Corporation that interim financing was being arranged and it was in the process of negotiating financing in order to complete the acquisition of the Corporation's leasehold interest. However, the Corporation had no evidence of Canyon

Development's financing, no outstanding contract with Canyon Development and no assurance that a closing could take place. In 1996 the ground lessors instituted proceedings to terminate their contractual relationships with Canyon Development and the Corporation put its leasehold interest back on the market for sale.

In order to more accurately estimate the fair value of the Palm Springs investment for the 1996 financial statements, the Corporation had the leasehold interest independently appraised. The independent appraiser concluded that the fair value of the Corporation's leasehold interest was $6,000,000 as of February 1997. This appraised value was determined based upon the present value of the cashflows through the expiration of the master ground lease in 2031. The cashflows included the future collection of the rents from approximately 550 residential homesites, an apartment complex and a private golf course and country club; together with the operation of an improved public golf course. There was no value assigned to the closed hotel structures, nor any value for the potential renewal or extension of either the master lease or any subleases. Therefore the Corporation recorded a provision for investment losses in the 1996 financial statements to adjust the carrying value of the investment to the fair value less estimated costs to sell. The Corporation continues to believe that the $6 million appraised value is the most reasonable determination of the investment's fair value as of December 31, 1997 and 1996.

Current Developments
--------------------
Subsequent to December 31, 1997, one of the owners of the property underlying the Corporation's leasehold interest in Palm Springs, CA indicated an interest in acquiring the Corporation's leasehold interest in the property and simultaneously re-leasing the property to a third party. The Corporation has met with representatives of the property owners and the U.S. Bureau of Indian Affairs, which administers the master ground lease for the property owners. On March 19, 1998 the Corporation entered into an agreement to sell its leasehold interest for $8,000,000 in an all cash transaction which would result in net proceeds of approximately $6,000,000; after payment of the related mortgage loan payable on the property. The sale is subject to various contingencies, including a final lease agreement between the property owners and a third party. There is no assurance that this transaction will in fact be consummated. In light of the contingencies that exist relative to the potential sale and the uncertainty whether the sale will be consummated, the Corporation continues to believe that the $6 million appraised value is the most reasonable determination of the investment's fair value as of December 31, 1997.


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

The advisory agreement provides that directors, officers, or employees of the Advisor may serve as directors, officers or employees of the Corporation; and that the Advisor or any director, officer, or employee of the Advisor may engage in any other business or render services of any kind to any other entity; and that the Advisor and its affiliates will be indemnified against certain liabilities in connection with the Advisor's performance of its obligations under the advisory agreement. The Corporation's President, George H. Bigelow was the sole shareholder of the Advisor during 1997.

Of the four Directors of the Corporation, only one, George H. Bigelow, is affiliated with the Advisor. As of January 1, 1998 Americana Corporation assigned its interest in the advisory agreement to Americana Group LLC. Mr. Bigelow is a managing member of Americana Group LLC.

The advisory fee was modified in September, 1996 to reduce the base fee to $240,000 annually from $460,000 which was the fee in effect since November 1995. In addition to the base fee there is an incentive fee of up to 15% of proceeds in excess of defined amounts from foreclosed property dispositions. The advisory agreement can be terminated upon two months notice by the Corporation, or six months notice by the Advisor, and has no provision for termination fees. Aggregate fees paid to the Advisor were $240,000 in 1997, $405,000 in 1996, and $560,000 in 1995.

Employees
---------
On December 31, 1997 the Corporation had no employees. The Advisor provides all the executive and administrative personnel required by the Corporation.

Federal Income Tax
------------------
The Corporation has elected to qualify as a real estate investment trust ("REIT") under Sections 856-860 (the "REIT Provisions") of the Internal Revenue Code (the "Code"). Under the REIT Provisions a real estate investment trust is generally not subject to Federal income tax with respect to qualified income which it distributes to its stockholders.

While it is intended that the Plan of Liquidation will be carried out in a manner that will allow the Corporation to qualify under the REIT Provisions, no assurance can be given that the Corporation will not lose or terminate its status under the REIT Provisions. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within the Corporation's control. Should the Corporation fail to meet the requirements of the REIT Provisions it may be required to make penalty payments in order to retain its REIT status; or it could become taxable as a corporation for Federal income tax purposes and would be liable for Federal income taxes with respect to its taxable income, beginning with the taxable year in which its qualification under the REIT Provisions was terminated. However, at December 31, 1997 there are net operating loss carryforwards of approximately $6 million, expiring between the years 2002 and 2013, that would be available to reduce any taxable income.

Distributions in liquidation will not be dividend income when received by stockholders. Distributions in liquidation are first used to reduce the basis of a stockholder's stock in the Corporation (non-taxable return of capital), with any excess constituting a capital gain if the stock is held as a capital asset. If the sum of all liquidating distributions is less than a stockholder's basis in his stock, the difference will constitute a capital loss. As of December 31, 1997 the Corporation had made liquidating distributions totaling $14.75 per share.

                               ITEM 2. PROPERTIES

The Corporation's assets include one property referred to under Item 1 above, to which reference is hereby made for a description of the property.

                            ITEM 3. LEGAL PROCEEDINGS

On December 31, 1997 there were no material pending legal proceedings to which the Corporation was a party or to which any of its investments were subject.

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

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The Corporation's shares of common stock were traded on the New York Stock Exchange under the symbol "AHRC" from 1982 through February 17, 1997. Since then the shares have been traded on the Over The Counter Market "OTC" under the symbol "AHTC". As of January 1998, the number of stockholders known to the Corporation was approximately 700. Because a substantial number of stockholders' shares are held in custody, commonly called "Street Name", the Corporation estimates that the total number of individual stockholders is approximately 5,000. The Corporation declared quarterly dividends from commencement of business in 1982 through 1985, and has not declared dividends since 1985. The Corporation paid an initial liquidating distribution of $8.00 on August 1, 1989; a second liquidating distribution of $3.50 on December 14, 1990; a third liquidating distribution of $0.75 on April 7, 1992; a fourth liquidating distribution of $0.50 on March 6, 1995; and a fifth liquidating distribution of $2.00 on June 18, 1996.

                                         Stock Prices           Liquidating
                                         ------------
                                         High      Low         Distributions
                                         ----      ---         -------------

    1997
    ----
    Quarter Ended:
       March 31                        $1.13     $0.50                 -
       June 30                          0.66      0.44                 -
       September 30                     0.80      0.63                 -
       December 31                      0.85      0.70                 -

    1996
    ----
    Quarter Ended:
       March 31                        $3.38     $2.63                 -
       June 30                          3.50      1.38             $2.00
       September 30                     1.50      1.13                 -
       December 31                      1.25      1.00                 -


                         ITEM 6. SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                              1997       1996       1995        1994      1993
                              ----       ----       ----        ----      ----
Short-Term Investments       $1,050    $ 2,400    $  4,165    $ 3,446   $   600
Assets                       $7,295    $ 8,608    $ 28,958    $33,038   $35,062
Mortgage Loan Payable        $1,121    $ 2,538    $  3,036    $ 3,489   $ 3,901
Revenues                     $1,085    $   706    $  2,053    $ 1,966   $ 1,422
Net Earnings (Loss)          $   24    $(5,092)   $   (282)   $(1,591)  $   324
Net Earnings (Loss)
     Per Share                 $.02      $(.78)      $(.04)     $(.24)     $.05
Dividends Declared
     Per Share                    -          -           -          -         -
Liquidating Distributions
     Per Share                    -      $2.00        $.50          -         -

                       ITEM 7. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)       Liquidity and Capital Resources

         At December 31, 1997 the Corporation had $1,252,000 of cash and short-term investments and one investment held for disposition.

         In April 1997 the Corporation paid down the mortgage loan payable by $1 million and the remaining balance will be fully amortized with interest at 9.5% by monthly payments of approximately $47,900 through March 1, 2000.

         The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand and cash generated by the investment held for disposition in Palm Springs, CA. It is anticipated that the Corporation will continue to make liquidating distributions of cash to stockholders as funds are available.

b)       Results of Operations

         1997 versus 1996
         ----------------
         In light of the fact that the Corporation had only one property remaining in its portfolio during 1997, the revenues and expenses of the foreclosed property are shown separately in the 1997 statement of earnings. Prior to 1997, the results of operations of the foreclosed property were netted in the provision for investment losses.

         Results for the year ended December 31, 1997 produced net earnings of $24,000 or $.01 per share, compared to a net loss of $5,092,000 or $(.78) per share for the year ended December 31, 1996. The 1997 results were impacted by a $461,000 operating surplus from the property in Palm Springs. The 1996 results included a $800,000 credit to expenses for a change in the estimate of the ultimate costs of liquidation, and a provision of $5,770,000 for an increase to the investment loss reserve to adjust the carrying value of the Palm Springs investment to fair value less costs to sell. The 1996 results also included substantial interest income during the first quarter from the JFK Airport Hotel mortgage loan which was sold in March, 1996. In 1996, the Palm Springs property generated an operating surplus of approximately $216,000 which was netted in the provision for investment losses in 1996.

         Interest income in 1997 was earned only from short-term investments, while 1996 interest income included three months of earnings from the $14.5 Million JFK Airport Hotel loan which was sold in March 1996.

         Advisory fees decreased 41% in 1997 compared to 1996 due to reductions in the advisory agreement's base fee effective in September 1996.

         The administrative expenses incurred in 1997 decreased 65% from 1996. Included in this change was a decrease in Directors' fees and elimination of the cost of the Directors' Deferred Compensation Plan. In September, 1996 the Directors reduced their annual fees to a meeting fee and terminated the deferred compensation plan.

         In 1996 the Corporation reassessed the costs to ultimately liquidate the Corporation after the disposition of the final investment and distribution of final proceeds to stockholders. A liquidation reserve of $900,000; together with other accrued expensed totaling $300,000 had been previously estimated; however, based upon the status of the liquidation, and cost estimates the Corporation concluded that a liquidation reserve of $400,000 was a reasonable estimate for the anticipated expenses of the Corporation's ultimate liquidation. As of December 31, 1997 the Corporation believes the liquidation reserve is an adequate estimate of the expenses to liquidate the Corporation.

         Legal expense decreased approximately 65% in 1997 compared to 1996 due to reduced legal activities and the sale of the JFK Airport Hotel mortgage loan in March 1996.

         The Corporation's foreclosed property in Palm Springs, CA is a leasehold interest in the Canyon Resort, a 173 room hotel and convention center which has been closed since 1987, an operating public golf course, and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. The Corporation acquired the leasehold interest as a trustee resulting from a foreclosure sale in 1988. In its status as trustee, the Corporation supervises the operations of the property and does not have to pay ground rent on the master lease.

         The results of the operations of the foreclosed property for the twelve months ended December 31, 1997 and 1996 were as follows:

                                                           1997           1996
              Revenues:                                    ----           ----
                   Sublease rentals earned              $ 977,000     $ 895,000
                   Golf course, net expenses from
                     manager                               (7,000)      (68,000)
                   Other income and fees                   55,000        34,000
                                                       ----------     ---------
                                                        1,025,000       861,000

              Expenses:
                  Mortgage interest expense               144,000       267,000
                  Real estate taxes                       166,000       166,000
                  Legal, insurance and other expense      254,000       212,000
                                                        ---------     ---------
                                                          564,000       645,000
                                                        ---------     ---------
              Operating surplus from foreclosed
                property                                 $ 461,000     $ 216,000
                                                         =========     =========

         Most of the sublease rentals from the Palm Springs property are fixed rents and those that are percentage rents are based upon results which are generally predictable, therefore sublease rentals are earned evenly throughout the year. The golf course operation is highly seasonal, with most of the revenue received during the winter months, and the operation running at a deficit during the rest of the year.

         1996 versus 1995
         ----------------
         Results for the year ended December 31, 1996 produced a net loss of $5,092,000 or $(.78) per share, compared to a net loss of $282,000 or $(.04) per share for the year ended December 31, 1995. The 1996 results included a $800,000 credit to expenses for a change in the estimate of the ultimate costs of liquidation, and a provision of $5,770,000 for an increase to the investment loss reserve to adjust the carrying value of the Palm Springs investment to fair value less costs to sell. The 1996 net loss also reflected the substantial decline in interest income after the sale of the JFK Airport Hotel mortgage loan in March, 1996.

         Interest income decreased 66% in 1996 compared to 1995. In 1995 interest income included earnings from the JFK Airport Hotel loan which was sold in March 1996, the six month purchase money note received upon the sale of the Kansas City property in February 1995 and earnings on larger short-term investments balance throughout 1995.

         Advisory fees decreased 28% in 1996 compared to 1995 due to two reductions in the advisory agreement's base fee effective in November, 1995 and September 1996.

         The administrative expenses incurred in 1996 decreased 31% from 1995. Included in this change was a substantial decrease in Directors' fees and the costs of the Directors' Deferred Compensation Plan. In September, 1996 the Directors reduced their annual fees to only a meeting fee and terminated the deferred compensation plan.

         In 1996 the Corporation reassessed the costs to ultimately liquidate the Corporation after the disposition of the final investment and distribution of final proceeds to stockholders. A liquidation reserve of $900,000; together with other accrued expenses totaling $300,000 had been previously estimated. Based upon the status of the liquidation, and cost estimates the Corporation concluded that as of December 31, 1996 a liquidation reserve of $400,000 was a reasonable estimate for the anticipated expenses of the Corporation's ultimate liquidation.

         Legal expense decreased approximately 60% in 1996 compared to 1995 due to the conclusion of the bankruptcy proceedings involving the JFK Airport Hotel mortgage loan in 1995 and the ultimate sale of the mortgage loan in March 1996.

         The operating surplus of the leasehold interest in the Palm Springs property was approximately $200,000 in both 1996 and 1995. This total surplus of approximately $400,000 was credited to the investment loss reserve at December 31, 1996.

c)       Forward-Looking Statements

         This Annual Report contains forward-looking statements, estimates or plans. Such statements involve risks and uncertainties which may cause the actual results to be materially different from the results implied by such forward-looking statements. Although the Corporation believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore there is no assurance that they will prove to be accurate. The inclusion of such forward-looking information should not be regarded as a representation that the objectives and plans of the Corporation will be achieved.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     AMERICANA HOTELS AND REALTY CORPORATION
                          Index to Financial Statements

                                                                          Page

Independent Auditors' Report                                              13

Financial Statements:

    Balance Sheet
          December 31, 1997 and 1996                                      14

    Statement of Earnings
          Years ended December 31, 1997, 1996 and 1995                    15

    Statement of Stockholders' Equity
          Years ended December 31, 1997, 1996 and 1995                    16

    Statement of Cash Flows
          Years ended December 31, 1997, 1996 and 1995                    17

    Notes to Financial Statements                                         18

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americana Hotels and Realty Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                               KPMG Peat Marwick LLP

Boston, Massachusetts
March 5, 1998; except as to
Note 8 which is as of March 19, 1998.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  Balance Sheet

                                                        December 31,
                                                        ------------
                                                 1997                 1996
                                                 ----                 ----
ASSETS

Investment held for disposition              $12,170,000          $12,170,000
Less:  Investment loss reserve                (6,170,000)          (6,170,000)
                                              ----------           ----------
                Net investments                6,000,000            6,000,000
Cash                                             202,000              160,000
Short-term investments, at cost, which
  approximates market                          1,050,000            2,400,000
Accrued interest receivable                        2,000                7,000
Other assets                                      41,000               41,000
                                           -------------        -------------
                                             $ 7,295,000          $ 8,608,000
                                             ===========          ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses        $    55,000          $    65,000
Foreclosed property liabilities, net              90,000                    -
Liquidation reserve                              400,000              400,000
Mortgage loan payable                          1,121,000            2,538,000
                                             -----------          -----------
                                               1,666,000            3,003,000
                                             -----------          -----------


Stockholders' Equity:

Common stock - $1.00 par value,
  20,000,000 shares authorized,
  6,524,375 shares outstanding                 6,524,000            6,524,000
Additional paid-in capital                     8,627,000            8,627,000
Accumulated deficit                           (9,522,000)          (9,546,000)
                                             -----------          -----------
                                               5,629,000            5,605,000
                                             -----------          -----------
                                             $ 7,295,000          $ 8,608,000
                                             ===========          ===========





See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                              Statement of Earnings

                                             Year Ended December 31,
                                             -----------------------
                                      1997            1996            1995
                                      ----            ----            ----
REVENUES
 Interest income                 $    60,000     $   706,000       $2,053,000
 Revenue from foreclosed
    Property                       1,025,000               -                -
                                 -----------     -----------      -----------
                                   1,085,000         706,000        2,053,000

EXPENSES
 Advisory fees                       240,000         405,000          560,000
 Administrative expenses:
   Directors' fees                    70,000          89,000          118,000
   Deferred compensation plan              -          45,000          125,000
   D&O Insurance                      45,000          82,000           99,000
   Shareholder relations              44,000          60,000           66,000
   Other                              76,000          84,000          110,000
   Liquidation and other
          expenses (credit)                -        (800,000)               -
 Legal expenses                       22,000          63,000          157,000
 Expenses from foreclosed
   Property                          564,000               -                -
 Provision for investment
   losses                                  -       5,770,000        1,100,000
                                 -----------     -----------      -----------
                                   1,061,000       5,798,000        2,335,000
                                 -----------     -----------      -----------

NET EARNINGS (LOSS)              $    24,000     $(5,092,000)     $  (282,000)
                                 ===========     ===========      ===========


Net earnings (loss) per share           $.01           $(.78)           $(.04)

Average number of shares
   Outstanding                     6,524,000       6,524,000        6,524,000








See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                        Statement of Stockholders' Equity

                  Years Ended December 31, 1997, 1996, and 1995


                              Common Stock             Additional
                              ------------              Paid-In     Accumulated
                           Shares        Amount         Capital       Deficit
                           ------        ------         -------       -------
Balance at
  December 31, 1994        6,524,375    $6,524,000   $24,938,000   $ (4,172,000)
Liquidating Distribution                              (3,262,000)
Net (loss)                                                             (282,000)
                           ---------    -----------  -----------    -----------
Balance at
  December 31, 1995        6,524,375     6,524,000    21,676,000     (4,454,000)
 Liquidating Distribution                            (13,049,000)
Net (loss)                                                           (5,092,000)
                           ---------    -----------  -----------    -----------
Balance at
  December 31, 1996        6,524,375     6,524,000     8,627,000     (9,546,000)
Net earnings                                                             24,000
                           ---------    -----------  -----------    -----------
Balance at
  December 31, 1997        6,524,375    $6,524,000   $ 8,627,000    $(9,522,000)
                           =========    ===========  ===========    ===========







See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION
                             Statement Of Cash Flows


                                                 Year Ended December 31,
                                                 -----------------------
                                         1997           1996           1995
                                         ----           ----           ----
Cash Flows from Operating Activities:
Net earnings (loss)                 $     24,000    $(5,092,000)    $  (282,000)
Adjustments to net earnings (loss):
   Operations of foreclosed property
       credited (charged) to
       investment loss reserve                 -        437,000               -
   Provision for investment losses             -      5,770,000       1,100,000
 Decrease (increase) in accrued
    interest receivable                    5,000        136,000        (143,000)
 Decrease in other assets                      -         37,000          54,000
 Decrease in accounts payable and
    accrued expenses and directors'
    deferred compensation                (10,000)    (1,211,000)        (83,000)
 Increase in foreclosed property
    liabilities, net                      90,000              -               -
 Decrease in liquidation reserve               -       (500,000)              -
                                     -----------    -----------     -----------
Net Cash Provided by (Used in)
    Operating Activities                 109,000       (423,000)        646,000
                                      ----------    ----------       ---------
Cash Flows from Investing Activities:
 Proceeds from sale of investments             -     12,276,000       2,737,000
                                     -----------    -----------     -----------
Net Cash Provided by Investing
    Activities                                 -     12,276,000       2,737,000
                                     -----------    -----------     -----------
Cash Flows from Financing Activities:
 Principal payments on
    mortgage loan payable             (1,417,000)      (498,000)       (453,000)
 Liquidating distributions                     -    (13,049,000)     (3,262,000)
                                     -----------    -----------     -----------
Net Cash Used in Financing Activities (1,417,000)   (13,547,000)     (3,715,000)
                                     -----------    -----------     -----------
Increase/(Decrease) in Cash
    and Short-term Investments        (1,308,000)    (1,694,000)       (332,000)
Cash and Short-term Investments
  At Beginning of the Year             2,560,000      4,254,000       4,586,000
                                     -----------    -----------     -----------
Cash and Short-term Investments
  At End of the Year                 $ 1,252,000    $ 2,560,000     $ 4,254,000
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

     Information About Financial Instruments
     ---------------------------------------
     The Corporation's financial instruments, other than debt, are generally short-term in nature and contain minimal credit risk. The carrying amount of these assets and liabilities on the balance sheet are assumed to be at fair value. The Corporation's mortgage loan payable is at a fixed-rate, and when compared with borrowing rates currently available to the Corporation with similar terms, approximates fair value. The Corporation invests its short-term cash investments with one financial institution. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1997 the Corporation's uninsured cash balance totaled $1,152,000.

     Investment Held for Disposition
     -------------------------------
     The investment held for disposition is a foreclosed property recorded at the lower of its cost or fair value, less selling costs. Provision for decline in value is recorded in the investment loss reserve. Prior to 1997, operating losses or income of the foreclosed property, including related interest expense, was charged or credited to the provision for investment losses.

     Investment Loss Reserve
     -----------------------
     The Corporation provides an investment loss reserve and regularly evaluates it for adequacy based upon comparing the carrying value of the foreclosed property with its estimated fair value, including the estimated cost of holding the property through disposition. While it is believed that the investment loss reserve is adequate, it is possible that adjustments may be necessary in the near term.

     Preferred Stock
     ---------------
     The Corporation has 15,000,000 shares of $1.00 par value preferred stock authorized but not issued.

     Statement of Cash Flows
     -----------------------
     For purposes of the statement of cash flows, the Corporation considers all short-term investments with maturities, at date of purchase, of three months or less to be cash equivalents. Cash paid for interest related to the mortgage loan payable on the foreclosed property in Palm Springs, California, which interest was charged to the property's operations, was $144,000 in 1997, $267,000 in 1996, and $312,000 in 1995.

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

      The advisory fee was modified in September 1996, to reduce the base fee to $240,000 annually from $460,000 which was the fee in effect since November 1995. In addition to the base fee, there is an incentive fee of up to 15% of proceeds in excess of defined amounts from foreclosed property dispositions. The advisory agreement can be terminated upon two months' notice by the Corporation, or six months' notice by the Advisor, and has no provision for termination fees. Aggregate fees paid to the Advisor were $240,000 in 1997, $405,000 in 1996, and $560,000 in 1995.

4.  Investment Held for Disposition

                                                        December 31,
                                                        ------------
                                                   1997              1996
                                                   ----              ----
    Foreclosed property:
      Leasehold interest - Palm Springs,CA      $12,170,000     $12,170,000
    Less investment loss reserve                 (6,170,000)     (6,170,000)
                                               ------------     -----------
    Net investment                              $ 6,000,000     $ 6,000,000
                                               ============     ============

     The foreclosed property is a leasehold interest located in Palm Springs, CA. The leasehold interest includes a 173-room closed hotel, originally constructed in 1965, an operating public golf course and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. The Corporation's interest was acquired by foreclosure in September, 1988. At December 31, 1995, the investment was recorded at the leasehold interest's cost at the date of foreclosure less $2,700,000 of non-refundable fees and option payments received in connection with efforts to sell the investment, including $420,000 received in 1995. In February 1997, the Corporation had the leasehold interest appraised to determine the fair value of the investment. The appraised value was $6 million; and therefore an increase to the investment loss reserve was provided to adjust the net investment to fair value less estimated costs to sell at December 31, 1996. The Corporation believes that the $6 million appraised value is the most reasonable estimate of fair value at December 31, 1997. The property is subject to a first mortgage and has a cost basis for federal income tax purposes of approximately $9 million.

     The results of the operations of the foreclosed property for the twelve months ended December 31, 1997 were as follows:

                                                              1997
               Revenues:                                      ----
                    Sublease rentals earned                $  977,000
                    Golf course, net expenses from manager     (7,000)
                    Other income and fees                      55,000
                                                           ----------
                                                            1,025,000

               Expenses:
                   Mortgage interest expense                  144,000
                   Real estate taxes                          166,000
                   Legal, insurance and other expense         254,000
                                                           ----------
                                                              564,000
                                                           ----------
               Operating surplus from foreclosed property  $  461,000
                                                           ==========

      Most of the sublease rentals from the Palm Springs property are fixed rents and those that are percentage rents are based upon results which are generally predictable, therefore sublease rentals are earned evenly throughout the year. The golf course operation is highly seasonal, with most of the revenue received during the winter months, and the operation running at a deficit during the rest of the year.

5.   Investment Loss Reserve

     The activity in the Corporation's investment loss reserve is summarized as follows:

                                            1997           1996         1995
                                           ------         ------       ------
     Balance at beginning of year        $6,170,000    $2,187,000    $3,770,000
     Provision for losses                         -     5,770,000     1,100,000
     Amounts charged off                          -    (2,224,000)   (2,683,000)
     Operation of foreclosed properties           -       437,000             -
                                         ----------    ----------    ----------
     Balance at end of year              $6,170,000    $6,170,000    $2,187,000
                                         ==========    ==========    ==========


6.   Liquidation Reserve

     In 1990 the Corporation established a liquidation reserve of $2,500,000 based upon the estimated operating expenses under the Plan of Liquidation and future costs to complete the final liquidation. This estimate was based upon an anticipated two to three year period to complete the liquidation. Liquidation-related administrative expenses were charged to the liquidation reserve through December 31, 1993. The remaining balance in the liquidation reserve at December 31, 1993 was $900,000 which was estimated to be the cost of the Corporation's ultimate liquidation, and, therefore, beginning in 1994 all ongoing administrative expenses were charged to operations instead of the liquidation reserve. Based upon the reduction in operations and expenses achieved during 1996, the Corporation revised its estimated future liquidation costs and accrued expenses as of December 31, 1996. As a result, the Corporation reduced the amount of the Liquidation

     Reserve by $500,000 and other accrued expenses by $300,000. These adjustments in estimate were reflected in the 1996 financial statements as a $800,000 liquidation and other expenses credit. As of December 31, 1997 the Corporation continues to believe that the liquidation reserve is a reasonable estimate of the future expenses of liquidating the Corporation.

7.   Mortgage Loan Payable

     The mortgage loan payable is a first mortgage loan secured by the Corporation's leasehold interest in Palm Springs, CA. and without recourse to the Corporation. In April 1997 the Corporation reached agreement with the lender for a three year extension of the maturity date of the loan and the Corporation paid down the loan by $1 million with the remaining balance being fully amortized with interest continuing at 9.5% by monthly payments of approximately $47,900 through March 1, 2000. Total mortgage interest paid was $144,000 in 1997, $267,000 in 1996, and $312,000 in 1995.

8.   Subsequent Event

     Subsequent to December 31, 1997, one of the owners of the property underlying the Corporation's leasehold interest in Palm Springs, CA indicated an interest in acquiring the Corporation's leasehold interest in the property and simultaneously re-leasing the property to a third party. The Corporation has met with representatives of the property owners and the U.S. Bureau of Indian Affairs, which administers the master ground lease for the property owners. On March 19, 1998 the Corporation entered into an agreement to sell its leasehold interest for $8,000,000 in an all cash transaction which would result in net proceeds of approximately $6,000,000; after payment of the related mortgage loan payable on the property. The sale is subject to various contingencies, including a final lease agreement between the property owners and a third party. There is no assurance that this transaction will in fact be consummated. In light of the contingencies that exist relative to the potential sale and the uncertainty whether the sale will be consummated, the Corporation continues to believe that the $6 million appraised value is the most reasonable determination of the investment's fair value as of December 31, 1997.

9.   Quarterly Financial Data (Unaudited)

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996.

                                       Year Ended December 31, 1997
                                ------------------------------------------
                                   1st       2nd         3rd        4th
                                 Quarter   Quarter     Quarter    Quarter
                                 -------   -------     -------    -------
     Revenues                   $472,000   $155,000   $ 126,000   $332,000
     Net earnings (loss)        $159,000   $(94,000)  $(160,000)  $119,000
     Net earnings (loss)
       per share                    $.02      $(.01)      $(.02)      $.02
     Cash dividends declared
       per share                       -          -           -          -
     Liquidating distribution
       per share                       -          -           -          -


                                       Year Ended December 31, 1996
                                --------------------------------------------
                                   1st       2nd         3rd          4th
                                 Quarter   Quarter     Quarter      Quarter
                                 -------   -------     -------      -------

     Revenues                    $447,000   $193,000   $  42,000   $    24,000
     Net earnings (loss)         $162,000   $(56,000)  $(137,000)  $(5,061,000)
     Net earnings (loss)
       per share                     $.02      $(.01)      $(.02)        $(.77)
     Cash dividends declared
       per share                        -          -           -             -
     Liquidating distribution
       per share                        -      $2.00           -             -

The substantial loss incurred in the 4th quarter of 1996 reflects a provision to increase the investment loss reserve made as of the end of the year based upon specific subsequent events that occurred after the end of the year. The 1996 results reflect the appraisal of the Palm Springs leasehold interest obtained in February 1997.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III
                ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information pertains to the Directors and Executive Officers of the Corporation as of March, 1998.

                                            Principal Occupations and
                                           Business Experience for Past
Name                      Age              Five Years and Directorships
----                      ---              ----------------------------
George H. Bigelow         55      Manager, Americana Group LLC, Boston,
   (President)                    Massachusetts since 1998; President,
                                  Americana Corporation, Boston, Massachusetts
                                  1986 - 1997; Boston, Massachusetts 1984-1986;
                                  Senior Vice President and Chief Investment
                                  Officer, Paine Webber Properties
                                  Incorporated, Boston, Massachusetts
                                  1981-1984.

John A. Cervieri Jr.      67      Managing Trustee of Property Capital
(Chairman of the Board)           Trust, Boston, Massachusetts since 1969;
                                  Chairman and President of Property Capital
                                  Associates and its affiliates since 1971;
                                  Director, Bank of Boston Corporation,
                                  Director of First National Bank of Boston,
                                  Boston, Massachusetts, since 1996;
                                  Director of BayBanks, Inc., Boston,
                                  Massachusetts, 1980 - 1996.

William A. Kaynor         74      Senior Counsel to law firm of Davis Polk &
                                  Wardwell, New York, 1991-1995; Partner, Akin
                                  Bay Company, Securities, New York City,
                                  1991-1995; Secretary and Director, Segue
                                  Software, Inc., Newton Centre, MA., 1991-1995;
                                  consultant to Unit Investment Trust Division,
                                  Merrill Lynch, Pierce Fenner & Smith,
                                  Incorporated, 1989-1990; Partner, Davis Polk &
                                  Wardwell, 1961-1989.

John F. Sexton            65      Chairman of the Board, Evans-McKinsey &
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

                         ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on June 11, 1998.

                                    ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on June 11, 1998.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference to the Corporation's definitive proxy statement related to its annual meeting of shareholders to be held on June 11, 1998.

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

                                    AMERICANA HOTELS AND REALTY CORPORATION

                                    REGISTRANT

                                         By   /s/ George H.Bigelow
                                              --------------------------
                                                  George H. Bigelow
                                                 Chief Financial Officer

March 24, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  /s/ John A. Cervieri Jr.      Chairman of the Board and
---------------------------     Principal Executive Officer        March 5, 1998
    John A. Cervieri Jr.


  /s/ George H. Bigelow         Director, President and
---------------------------     Chief Operating and Financial
     George H. Bigelow          Officer                            March 5, 1998

  /s/ William A. Kaynor         Director                           March 5, 1998
---------------------------
      William A. Kaynor

  /s/ John F. Sexton            Director                           March 5, 1998
---------------------------
      John F. Sexton