Form 10-Q
period 1998-03-31
AMERICANA HOTELS & REALTY CORP
filed 1998-05-15
CIK 356959

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                         For Period Ended March 31, 1998

                         Commission File Number: 1-8431


                     AMERICANA HOTELS AND REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Maryland                                    36-3163723
  ------------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



535 Boylston Street - 3rd Floor. Boston, MA                  02116
-------------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)


                                 (617) 247-3358
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                    Unchanged
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes [X]    No [ ]

As of March 31, 1998 Americana Hotels and Realty Corporation had 6,524,375 shares of common stock, $1.00 par value, outstanding.

===============================================================================

The Exhibit Index Appears at Page 2                      Page 1 of 8 Pages

                     AMERICANA HOTELS AND REALTY CORPORATION

                                      INDEX

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION

         Balance Sheet
                  At March 31, 1998 and December 31, 1997             3

         Statement of Earnings
                  Three Months Ended March 31, 1998 and 1997          4

         Statement of Cash Flows
                  Three Months Ended March 31, 1998 and 1997          5

         Notes to Financial Statements                                6

         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               7


Part II- OTHER INFORMATION

         Item 5: Other Information                                    8

         Item 6: Exhibits and Reports on Form 8-K                     8

SIGNATURES                                                            8


The accompanying Financial Statements have been prepared by the Corporation ("Registrant") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted from the accompanying Financial Statements, pursuant to the Securities and Exchange Commission rules and regulations. Although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, it is suggested that the Financial Statements be read in conjunction with the Financial Statements and Notes thereto included in the Americana Hotels and Realty Corporation Annual Report on Form 1O-K for the year ended December 31, 1997.

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

                         PART I - FINANCIAL INFORMATION

                     AMERICANA HOTELS AND REALTY CORPORATION


                                  BALANCE SHEET


ASSETS
                                            March 31, 1998     December 31,
                                              (Unaudited)        1997
                                            --------------     ------------
Investment held for disposition              $12,170,000       $12,170,000
Less: Investment loss reserve                 (6,170,000)       (6,170,000)
                                             -----------       -----------
         Net investment                        6,000,000         6,000,000

Cash                                             421,000           202,000
Short-term investments, at cost,
   which approximates market                   1,350,000         1,050,000
Accrued interest receivable                        2,000             2,000
Other assets                                      30,000            41,000
                                           -------------     -------------
                                              $7,803,000       $ 7,295,000
                                              ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses        $    55,000       $    55,000
Foreclosed property liabilities, net             498,000            90,000
Liquidation reserve                              400,000           400,000
Mortgage loan payable                          1,003,000         1,121,000
                                               ---------         ---------
                                               1,956,000         1,666,000
                                               ---------         ---------

Stockholders' Equity:

Common stock -$1.00 par value,
   20,000,000 shares authorized,
   6,524,000 shares outstanding                6,524,000         6,524,000
Additional paid-in capital                     8,627,000         8,627,000
Accumulated deficit                           (9,304,000)       (9,522,000)
                                            ------------      ------------
                                               5,847,000         5,629,000
                                            ------------      ------------
                                             $ 7,803,000       $ 7,295,000
                                             ===========       ===========

See notes to financial statements.

                     AMERICANA HOTELS AND REALTY CORPORATION

                              STATEMENT OF EARNINGS
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31
                                                     ------------------
                                                  1998               1997
                                                  -----              ----
Revenue
   Interest income                           $  7,000            $  23,000
   Revenue from foreclosed property            440,000             449,000
                                               -------             -------
                                               447,000             472,000

Expenses
   Advisory fees                                60,000              60,000
   Administrative expenses:
     Directors' fees                            10,000              30,000
     D&O Insurance                              11,000              11,000
     Shareholder relations                       3,000               9,000
     Other                                      32,000              36,000
   Legal expenses                                1,000              17,000
   Expenses from foreclosed property           112,000             150,000
                                               -------             -------
                                               229,000             313,000
                                               -------             -------

Net  Earnings                                $ 218,000           $ 159,000
                                             =========           =========

Net earnings per share                          $ 0.03               $0.02
Average number of shares outstanding         6,524,000           6,524,000


See notes to financial statements

                     AMERICANA HOTELS AND REALTY CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                             Three Months Ended March 31
                                             ---------------------------
                                                1998            1997
                                                ----            ----
Cash Flows from Operating Activities:
Net earnings                                $  218,000       $  159,000
Decrease in accrued interest receivable             --            4,000
Decrease in other assets                        11,000           11,000
Increase (decrease) in accounts
 payable and accrued expenses                       --          (19,000)
Increase in foreclosed property
    liabilities, net                           408,000          423,000
                                            ----------       ----------

Net Cash Provided by Operating Activities      637,000          578,000
                                            ----------       ----------

Cash Flows from Investing Activities:
Disposition/reduction of investments                --               --
                                            ----------       ----------
Net Cash Provided by investing Activities           --               --
                                            ----------       ----------

Cash Flows from Financing Activities:
Amortization of mortgage loan payable         (118,000)        (131,000)
                                              ---------        ---------
Net Cash Used by Financing Activities         (118,000)        (131,000)
                                              ---------        ---------

Increase in Cash and
   Short-term Investments                      519,000          447,000
                                            ----------       ----------

Cash and Short-term Investments
   At beginning of the period                1,252,000        2,560,000
                                            ----------       ----------

Cash and Short-term Investments
   At end of the period                     $1,771,000       $3,007,000
                                            ==========       ==========

See notes to financial statements

                     AMERICANA HOTEL AND REALTY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31,1998

BASIS OF ACCOUNTING

Federal Income Taxes
The Corporation has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. Accordingly, no provisions have been made for Federal income taxes in the financial statements.

PLAN OF DISPOSITION OF ASSETS AND LIQUIDATION

On June 28,1988 the stockholders of the Corporation approved a Plan of Disposition of Assets and Liquidation whereby all the remaining investments held by the Corporation would be sold and the proceeds distributed to stockholders in complete liquidation and dissolution of the Corporation.

INVESTMENT HELD FOR DISPOSITION

The investment held for disposition is a leasehold interest in the Canyon Resort in Palm Springs, CA which was acquired by foreclosure in September 1988. Title to the fee simple estate of the property, consisting of approximately 500 acres, is vested as restricted Indian land through the United States Department of Indian Affairs. The master ground lease expires in the year 2031. The Corporation's leasehold interest in the property consists of a 173 room hotel and convention center which has been closed since June, 1987; an operating 18 hole public golf course; and subleases on approximately 550 homesites, an apartment complex and a private golf course and country club. Due to the Corporation's status as a trustee resulting from the foreclosure sale, the Corporation is not currently paying ground rent under the master lease.

ADVlSORY AGREEMENT

Americana Group LLC (the "Advisor") advises the Corporation with respect to its investments and administers the day-to-day operations of the Corporation, all subject to the general supervision of the Corporation's Board of Directors.

                     AMERICANA HOTELS AND REALTY CORPORATION
                                  March 31,1998

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

a)       Liquidity and Capital Resources
         At March 31,1998 the Corporation had $ 1,771,000 of cash and short-term investments. The Corporation believes it has adequate liquidity available for its foreseeable needs from resources on hand. It is anticipated that the Corporation will make liquidating distributions of cash to stockholders as funds are available.

         On May 14, 1998 the Corporation completed the sale of its last investment which was the foreclosed property in Palm Springs, CA. The purchaser of the Corporation's leasehold interest in the property is an entity owned by the lessors of the master ground lease. The sale price of for the property was $8 million, and the net cash proceeds to the Corporation, after payment of a related mortgage and expenses will be approximately $6.5 million. It is anticipated that the Corporation will make a final liquidating distribution of cash to stockholders by the third quarter of 1998.

b)       Results of Operations
         Results for the first quarter of 1998 produced net earnings of $218,000, compared to net earnings of $159,000 in 1997. Interest income in 1998 and 1997 was solely from short-term investments. Administrative expenses decreased 35% in the first quarter of 1998 compared to 1997, principally due to a reduction in Directors' fees.

         The Corporation's foreclosed property is the leasehold interest in the Canyon Resort in Palm Springs, CA. In its status as trustee, the Corporation supervises the operations of the property. The results of the operations for the first three months of 1998 and 1997 were as follows:

                Revenues:                              1998            1997
                                                       ----            ----
                  Sublease rentals earned            235,000         $231,000
                  Golf course net receipts
                    from manager                     196,000          203,000
                  Other income and fees                9,000           15,000
                                                     -------          -------
                                                     440,000          449,000
                Expenses:
                  Mortgage interest expense           26,000           59,000
                  Real estate taxes                   42,000           42,000
                  Legal, insurance and
                    other expenses                    44,000           49,000
                                                    --------         --------
                                                     112,000          150,000
                                                    --------         --------
                  Net income from foreclosed
                     property                       $328,000         $299,000
                                                    ========         ========

         Most of the sublease rentals are fixed rents and those that are percentage rents are based upon results which are generally predictable, therefore sublease rentals are earned evenly throughout the year. The golf course operation is highly seasonal, with most of the revenue received during the winter months, and the operation running at a deficit during the rest of the year.

PART II   OTHER INFORMATION

ITEMS 1 to 3:    Not Applicable

ITEM 4:          Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

ITEM 5:          Other Information
                 -----------------
                  This report should be read in conjunction with the
                  Corporation's 1997 Annual Report and Form 10-K.

ITEM 6:          Exhibits and Reports on Form 8-K - None
                 --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICANA HOTELS AND REALTY CORPORATION
                               ---------------------------------------
                                   Registrant
                               BY:  /s/ George H. Bigelow
                                        George H. Bigelow - President
                                        Chief Operating Officer and Treasurer



Dated:  May 14,1998